Form 10-Q
period 2012-09-29
PEREGRINE SEMICONDUCTOR CORP
filed 2012-11-06
CIK 880177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission file number: 001-35623

PEREGRINE SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0652659
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9380 Carroll Park Drive San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

858-731-9400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of September 29, 2012, the registrant had 31,829,512 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$58,007	$12,119
Short-term marketable securities	28,097	—
Accounts receivable, net	21,806	13,082
Inventories	56,526	29,822
Prepaids and other current assets	7,998	2,644

Total current assets	172,434	57,667
Property and equipment, net	20,299	10,272
Long-term marketable securities	20,152	—
Other assets	1,110	2,919

Total assets	$213,995	$70,858

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$30,109	$9,390
Accrued liabilities	11,436	11,477
Accrued compensation	4,387	3,458
Customer deposits	41,791	—
Deferred net revenue	12,800	5,298
Line of credit	—	7,749
Current portion of notes payable	—	861
Current portion of obligations under capital leases	12	520

Total current liabilities	100,535	38,753
Obligations under capital leases, less current portion	22	189
Notes payable, less current portion	—	757
Other long-term liabilities	1,303	1,329
Commitments and contingencies

Convertible preferred stock, $0.001 par value:
Series A1 convertible preferred stock, no shares and 5,968 shares authorized at September 29, 2012 and December 31, 2011, respectively; no shares and 5,763 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	—	31,837
Series B1 convertible preferred stock, no shares and 1,642 shares authorized at September 29, 2012 and December 31, 2011, respectively; no shares and 1,629 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	—	11,298
Series C1 convertible preferred stock, no shares and 6,114 shares authorized at September 29, 2012 and December 31, 2011, respectively; no shares and 6,108 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	—	35,469
Series D1 convertible preferred stock, no shares and 9,148 shares authorized at September 29, 2012 and December 31, 2011, respectively; no shares and 8,865 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	—	93,826

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000 shares and no shares authorized at September 29, 2012 and December 31, 2011, respectively; no shares issued and outstanding at September 29, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 100,000 and 33,058 shares authorized at September 29, 2012 and December 31, 2011, respectively; 31,830 and 2,776 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	32	3
Additional paid-in capital	338,920	85,828
Accumulated deficit	(226,562)	(228,207)
Accumulated other comprehensive loss	(255)	(224)

Total stockholders’ equity (deficit)	112,135	(142,600)

Total liabilities and stockholders’ equity (deficit)	$213,995	$70,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net revenue	$60,575	$26,495	$140,909	$72,224
Cost of net revenue	35,560	19,370	88,418	46,090

Gross profit	25,015	7,125	52,491	26,134
Operating expense:
Research and development	9,355	6,044	23,518	16,292
Selling, general and administrative	10,990	5,733	26,183	16,545

Total operating expense	20,345	11,777	49,701	32,837

Income (loss) from operations	4,670	(4,652)	2,790	(6,703)
Interest income (expense), net	(213)	73	(1,247)	(107)
Other income (expense), net	(52)	(27)	(132)	34

Income (loss) before income taxes	4,405	(4,606)	1,411	(6,776)
Provision (benefit) for income taxes	(308)	69	(234)	194

Net income (loss)	4,713	(4,675)	1,645	(6,970)
Net income allocable to preferred stockholders	(2,279)	—	(1,362)	—

Net income (loss) attributable to common stockholders	$2,434	$(4,675)	$283	$(6,970)

Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$(1.72)	$0.03	$(2.58)

Diluted	$0.10	$(1.72)	$0.02	$(2.58)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	19,748	2,725	8,442	2,704

Diluted	24,351	2,725	12,692	2,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income (loss)	$4,713	$(4,675)	$1,645	$(6,970)
Foreign currency translation adjustments	(12)	(35)	(10)	(12)
Unrealized loss on marketable securities	(21)	—	(21)	—

Comprehensive income (loss)	$4,680	$(4,710)	$1,614	$(6,982)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2012	September 24, 2011
Operating activities
Net income (loss)	$1,645	$(6,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,132	2,991
Loss on disposal of property and equipment	11	8
Stock-based compensation	3,116	2,159
Revaluation of warrants to fair value	633	(147)
Imputed interest related to customer deposit financing arrangements	273	—
Amortization of premium and discount on investments, net	48	—
Cash received for lease incentive	—	348
Changes in operating assets and liabilities:
Accounts receivable	(8,727)	(2,158)
Inventories	(26,709)	(4,054)
Prepaids and other current and noncurrent assets	(6,354)	(2,811)
Accounts payable and accrued liabilities	21,606	9,944
Customer deposits	29,791	—
Deferred net revenue	7,122	4,536

Net cash provided by operating activities	25,587	3,846
Investing activities
Purchases of property and equipment	(13,168)	(2,547)
Proceeds from sale of equipment	—	24
Purchases of marketable securities	(48,462)	—

Net cash used in investing activities	(61,630)	(2,523)
Financing activities
Payments on obligations under capital leases	(661)	(531)
Payments on notes payable	(1,618)	(611)
Proceeds from line of credit	3,000	1,000
Payments on line of credit	(10,749)	—
Proceeds from exercise of stock options	369	126
Proceeds from exercise of warrants	31	—
Proceeds from customer deposit financing arrangement	13,000	—
Proceeds from initial public offering, net of offering cost	80,278	—
Costs paid in connection with initial public offering	(1,707)	(1,599)

Net cash provided by (used in) financing activities	81,943	(1,615)
Effect of exchange rate changes on cash and cash equivalents	(12)	41

Net change in cash and cash equivalents	45,888	(251)
Cash and cash equivalents at beginning of period	12,119	15,226

Cash and cash equivalents at end of period	$58,007	$14,975

Supplemental disclosure of non cash financing activities

Reclassification of restricted stock to equity upon vesting of early exercised options	$12	$32

Conversion of convertible preferred stock to common stock	$164,508	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

The Company

Peregrine Semiconductor Corporation (the Company) is a fabless provider of high performance radio frequency integrated circuits (RFICs). The Company’s solutions leverage its proprietary UltraCMOS technology which enables the design, manufacture, and integration of multiple RF, mixed signal, and digital functions on a single chip. The Company’s solutions target a broad range of applications in the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets.

Initial Public Offering

In August 2012, the Company completed the initial public offering (IPO) of 6,325 shares of common stock, including 159 shares of common stock sold by certain selling stockholders and 825 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $14.00 per share. The Company raised a total of $86,321 in gross proceeds in the IPO, or approximately $80,278 in net proceeds after deducting underwriting discounts and commissions. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 22,412 shares of common stock.

Reverse Stock Split

In April 2012, the Company’s Board of Directors approved a 1-for-7.34 reverse stock split of the Company’s issued and outstanding shares of common stock and preferred stock, which became effective immediately prior to the closing of the IPO. The accompanying consolidated financial statements and notes to the consolidated financial statements give retrospective effect to the reverse stock split for all periods presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the U.S. Securities and Exchange Commission (SEC) on August 8, 2012 (Prospectus). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in the Company’s Prospectus and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and nine months ended September 29, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2011 was a 53-week year ending on December 31, 2011. The Company’s first three quarters for fiscal year 2012 and 2011 were 39-week periods ending on September 29, 2012 and September 24, 2011, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expense during the reporting period. Actual results could differ from those estimates.

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, marketable securities, and accounts receivable. The Company limits its exposure to credit loss by placing its cash in high credit quality financial investments. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its investments.

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Macnica	78%	50%	71%	40%
Richardson	7%	16%	11%	18%

Deferred Initial Public Offering Costs

Deferred IPO costs, consisting of direct legal, accounting, and other fees and costs, were capitalized and included in other assets on the Company’s consolidated balance sheet for the periods presented prior to August 2012. Upon closing of the Company’s IPO, the aggregate deferred offering costs of $4,398 were reclassified to stockholders’ equity.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s financial instruments consist principally of cash and cash equivalents and marketable securities. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and/or quoted prices for identical or similar assets or liabilities in markets that are not active near the measurement date.

Level 3: Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The fair value of the Company’s cash equivalents was determined based on “Level 1” inputs. The fair value of marketable securities was determined based on “Level 2” inputs. The fair value of the Company’s “Level 2” instruments were valued based on the market approach technique which uses quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The Company does not have any marketable securities in the “Level 3” category. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of maturity and respective duration of these instruments.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company maintains an investment portfolio of various security holdings, types and maturities. The Company defines marketable securities as income yielding securities that can be readily converted into cash. Marketable securities’ short-term and long-term classifications are based on remaining maturities at each reporting period. The Company’s marketable securities include U.S. Treasuries money market funds, U.S. agency securities, certificates of deposit, commercial papers, and corporate notes and bonds. The Company places its cash investments in instruments that meet various parameters, including credit quality standards as specified in the Company’s investment policy.

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company accounts for marketable securities as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Cash equivalents and marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. The Company assesses whether its investments with unrealized loss positions are other than temporarily impaired. Unrealized gains and losses and declines in value judged to be other than temporary, if any, are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.

2. Net Income (Loss) per Share

The Company follows the authoritative guidance which establishes standards regarding the computation of earnings per share (EPS), by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. The guidance requires earnings available to common stockholders for the period, after deduction of preferred stock dividends, to be allocated between common and preferred stockholders based on their respective rights to receive dividends, whether or not declared. Basic net income (loss) per share is then calculated by dividing income allocable to common stockholders (after the reduction for any preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares of common stock outstanding, net of shares subject to repurchase by the Company, during the period. The guidance does not require the presentation of basic and diluted net income (loss) per share for securities other than common stock; therefore, the net income (loss) per share amounts only pertain to the Company’s common stock. The Company calculates diluted net income (loss) per share under the as-if-converted method unless the conversion of the preferred stock is anti-dilutive to basic net income (loss) per share. To the extent preferred stock is anti-dilutive, the Company calculates diluted net income (loss) per share under the two-class method.

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Numerator:
Net income (loss)	$4,713	$(4,675)	$1,645	$(6,970)
Net income allocable to preferred stockholders	(2,279)	—	(1,362)	—

Net income (loss) attributable to common stockholders	$2,434	$(4,675)	$283	$(6,970)

Denominator:
Weighted average common shares outstanding	19,759	2,746	8,455	2,727
Less: weighted average unvested shares of common stock subject to repurchase	(11)	(21)	(13)	(23)

Weighted average common shares used in computing basic net income (loss) per share	19,748	2,725	8,442	2,704

Weighted average effect of potentially dilutive securities:
Stock options	4,601	—	4,248	—
Common stock warrants	2	—	2	—

Weighted average common shares used in computing diluted net income (loss) per share	24,351	2,725	12,692	2,704

Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$(1.72)	$0.03	$(2.58)

Diluted	$0.10	$(1.72)	$0.02	$(2.58)

Historical outstanding anti-dilutive securities not included in diluted net income (loss) per share calculation:
Preferred stock (as converted)	—	22,365	—	22,365
Common stock options	663	6,238	7,492	6,238
Common stock warrants	—	72	—	72
Preferred stock warrants	—	205	—	205

	663	28,880	7,492	28,880

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

3. Certain Financial Statement Information

Inventories consisted of the following:

	September 29,	December 31,
	2012	2011
Raw materials	$9,596	$5,567
Work in progress	26,294	16,200
Finished goods	20,636	8,055

	$56,526	$29,822

During the year ended December 31, 2011, the Company recorded reductions to the carrying value of inventory of $3,355 as a result of a lower of cost or market valuation. These write downs were the result of lower than anticipated yields of certain wafers in new manufacturing processes and were recorded in cost of net revenue.

Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $11,656 and $4,999 at September 29, 2012 and December 31, 2011, respectively.

Property and equipment consist of the following:

	Useful Life (Years)	September 29, 2012	December 31, 2011
Computer equipment and software	3 – 5	$4,642	$4,374
Machinery and equipment	5	29,203	22,740
Office furniture and equipment	7	765	324
Leasehold improvements	Life of lease	4,334	2,608
Construction in progress		5,078	856

		44,022	30,902
Less accumulated depreciation and amortization		(23,723)	(20,630)

		$20,299	$10,272

Depreciation and amortization expense was $1,183 and $1,028 for the three months ended September 29, 2012 and September 24, 2011, and $3,132 and $2,991 for the nine months ended September 29, 2012 and September 24, 2011, respectively.

Accrued liabilities consisted of the following:

	September 29,	December 31,
	2012	2011
Accrued inventory purchases	$2,214	$4,869
Accrued inventory repurchase obligation	4,799	3,725
Accrued other	4,423	2,883

	$11,436	$11,477

Accrued long-term liabilities consisted of the following:

	September 29,	December 31,
	2012	2011
Preferred stock warrant liability	$—	$651
Customer deposits	1,000	—
Other long-term liabilities	303	678

	$1,303	$1,329

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Financial Instruments

The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of September 29, 2012:

	September 29, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$37,670	$—	$—	$37,670	$37,670	$—	$—
Level 1:
Money market funds	20,097	—	—	20,097	20,097	—	—

Subtotal	20,097	—	—	20,097	20,097	—	—

Level 2:
U.S. Agency securities	24,227	1	(6)	24,222	—	13,991	10,231
Certificates of deposit	8,085	—	(11)	8,074	240	5,680	2,154
Commercial paper	2,890	1	(2)	2,889	—	2,889	—
Corporate notes and bonds	13,308	3	(7)	13,304	—	5,537	7,767

Subtotal	48,510	5	(26)	48,489	240	28,097	20,152

Total	$106,277	$5	$(26)	$106,256	$58,007	$28,097	$20,152

There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 29, 2012. All of the long-term marketable securities had remaining maturities of between one and two years in duration at September 29, 2012.

As of September 29, 2012, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis as of December 31, 2011:

	Fair Value Measurement at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$8,741	$8,741	$—	$—

Total assets	$8,741	$8,741	$—	$—

Liabilities
Preferred stock warrant liability (1)	$651	$—	$—	$651

Total liabilities	$651	$—	$—	$651

(1)	The preferred stock warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of interest income (expense), net in the consolidated statement of operations. These warrants were revalued up to the date preferred stock warrants were exercised and the liability related to these warrants were reclassified as stockholders’ equity (deficit).

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table presents the changes in Level 3 instruments that are measured at fair value on a recurring basis:

Preferred Stock Warrant Liability
Ending balance at December 31, 2011	$651
Total change in value:
Included in interest expense	634
Included in stockholders’ equity	(1,285)

Ending balance at September 29, 2012	$—

5. Stock-Based Compensation

Total stock-based compensation expense recognized during the three and nine months ended September 29, 2012 and September 24, 2011 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Cost of net revenue	$133	$94	$404	$302
Research and development	368	177	935	509
Selling, general and administrative	651	405	1,777	1,348

	$1,152	$676	$3,116	$2,159

6. Commitments and Contingencies

Leases

During the three months ended September 29, 2012, the Company repaid the majority of its capital leases. The remaining capital lease obligation is $34 as of September 29, 2012.

Long-term debt obligations

Long-term debt obligations consisted of the following as of December 31, 2011:

December 31,
2011
Line of credit	$7,749
Notes payable	1,618

9,367
Less: Current portion of notes payable, including line of credit	(8,610)

Long-term portion of notes payable	$757

During the three months ended September 29, 2012, the Company repaid its line of credit and notes payable. As of September 29, 2012, there is $16,620 and $4,000 available to the Company under the line of credit and the equipment financing line, respectively, with no outstanding borrowings.

Legal Proceedings

On February 14, 2012, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 the Company moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD) and Motorola Mobility, Inc. (Motorola Mobility). On May 11, 2012, the Company also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC Corporation (HTC) to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, among other remedies, an exclusion order preventing the

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

importation and sale of infringing products in the U.S. Separately, the suits the Company filed in the U.S. District Court allege infringement of the same patents and seek, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against the Company in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents the Company has asserted in its actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, the Company filed a motion with the ITC to withdraw its complaints with the ITC in order to pursue relief in the U.S. District Court. Pursuing these actions is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. Other than the patent infringement actions against RFMD, Motorola Mobility, and HTC, the Company is not currently a party to any material litigation, and the Company is not aware of any pending or threatened litigation against the Company that the Company believes would adversely affect its business, operating results, financial condition or cash flows. Based on the information available to the Company, management is not able to estimate the effect of an unfavorable outcome on the Company’s consolidated financial statements.

In September 2008, the Company received a Commodity Jurisdiction, or CJ, ruling from the U.S. Department of State that determined certain of the Company’s products sold in the aerospace and defense markets are subject to The International Traffic in Arms Regulations, or ITAR, rather than the Export Administration Regulations, or EAR. Given this ruling, a number of past product shipments that the Company believed were subject to the EAR were exported without the required State Department ITAR license. The Company also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. In December 2008, the Company submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. The Company has not received a response from the U.S. Department of State. The Company could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters, or the matter described in the preceding paragraph, will have a material adverse effect on its consolidated financial position or results of operations.

7. Income Taxes

For the three- and nine-month periods ended September 29, 2012, the Company recorded an income tax benefit of $308 and $234, respectively. The primary reasons for the difference between the tax benefit recorded for the three- and nine-month period ended September 29, 2012 and the expected tax expense determined by applying the U.S. Federal tax rate to the Company’s net income before income taxes are the effect of previously unrecognized benefits of tax losses and the release of tax reserves due to the expiration of the statute of limitations. The Company recorded income tax expense of $69 and $194 for the three- and nine-month periods ended September 24, 2011, respectively. Income tax expense for the three- and nine-month periods ended September 24, 2011 consisted primarily of current foreign taxes.

8. Supply and Prepayment Agreement

In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. During the quarter ended September 29, 2012, the Company and Murata agreed to reduce the proceeds to be prepaid from $14,000 to $13,000. There were no other amendments to the agreement between the Company and Murata in the three months ended September 29, 2012. The Company will repay the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. As of September 29, 2012, the Company received $13,000 in deposits under the supply and prepayment agreement with Murata, of

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

which $12,000 is included in customer deposits and $1,000 in other long-term liabilities. Customer deposits as of September 29, 2012 also include prepayments on purchase orders from Macnica totaling $29,791. During the nine months ended September 29, 2012, the Company paid $4,000 in deposits to suppliers to support production levels. At September 29, 2012, the Company has included $3,099 and $901 in prepaids and other current assets and other assets, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act) with the U.S. Securities and Exchange Commission (SEC) on August 8, 2012 (Prospectus).

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “outlook,” “if,” “future,” “intend,” “plan,” “estimate,” “predict,” “potential,” “targets,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Quarterly Report on Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. We make these forward-looking statements based upon information available on the date of this Quarterly Report on Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

Overview

We are a fabless provider of high performance radio frequency integrated circuits, or RFICs. Our solutions leverage our proprietary UltraCMOS® technology, which enables the design, manufacture, and integration of multiple radio frequency, or RF, mixed signal, and digital functions on a single chip. We believe our products deliver an industry leading combination of performance and monolithic integration. Our solutions target a broad range of applications in the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. We have shipped over one billion RFICs based on our UltraCMOS technology since January 1, 2006.

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes a synthetic sapphire substrate, a near-perfect electrical insulator, providing greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These two technical attributes result in RF devices with excellent high-frequency performance and power handling performance, and reduced crosstalk between frequencies. In addition, increased broadband linearity provides for faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 130 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.

We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of September 29, 2012, we offer a broad portfolio of more than 180 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 31, 2011, our products were sold to more than 1,500 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $60.6 million and $140.9 million for the three and nine months ended September 29, 2012, respectively, and $26.5 million and $72.2 million for the three and nine months ended September 24, 2011, respectively. We recorded net income of $4.7 million and $1.6 million for the three and nine months ended September 29, 2012, respectively, and a net loss of $4.7 million and $7.0 million for the three and nine months ended September 29, 2012. As of September 29, 2012, we had an accumulated deficit of $226.6 million.

Under Jumpstart Our Business Startups Act of 2012, or the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we intend to rely on certain of these exemptions, including without limitation, providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and complying with any requirements that may be adopted regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of up to five years following the completion of our IPO, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Key Financial Measures

Net Revenue. Our net revenue is derived primarily from the sale of our products, which include both our application specific standard products and customer specific standard products. We develop application specific standard products from our own specifications, and we sell these products through our direct sales force, our network of sales representatives, and our distributors. For higher volume markets, we also develop customer specific standard products to meet the specialized requirements of individual customers, and we sell these products through our direct and indirect sales organization. We sell our products worldwide through our direct sales force and field applications engineering staff, our network of domestic and international independent sales representatives, and both worldwide and regional distribution partners. Each of these channels is supported by our customer service and marketing organizations. Prior to a customer’s selection and purchase of our products, our direct sales force and field applications engineers provide our customers technical assistance in the use of our products for the design of their equipment. Our network of sales representatives and distributors have been selected based on their focus on and knowledge of RFICs, their ability to provide a high level of field application engineering support or their regional logistical support capabilities. We provide ongoing technical training for new products to our sales representatives and distributors to keep them informed of product enhancements and new product releases. We share product information and technical specifications with our customers using web-based tools. We plan to expand our direct sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

To sell our products, we use various sales channel depending on the type of customer (module manufacturer, OEM, or contract manufacturer), the volume and types of products purchased by the customer, and the location of the customer. For larger module manufacturer and OEM customers, we sell our products through both our direct sales force and our sales representatives. For sale of products to Asia-based customers, we use a logistics provider and distributor to facilitate local stocking of our products to meet changes in demand, and to facilitate the billing, customs, and duties administration for these transactions. For customers that order less frequently, we use distributors on a worldwide basis as our sales channel. We monitor the purchase levels of the end customers of our distributors, and from time-to-time we may convert these end customers to direct customers to the extent that their unit volume and sales support requirements justify selling to them directly.

We also receive a portion of our net revenue from customer or government sponsored research and development activities, and from wafer services provided to third-parties who develop their own ICs using our UltraCMOS processes, both of which we refer to as “net other revenue.” Research and development activities range from development activities to investigate technological capabilities, in which we receive funded research for IC design techniques or new semiconductor technologies at the request of a customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications. The amount of this type of net revenue we record in any period is not expected to be significant, and the amount recorded will vary from period to period depending on the timing of third-party development activity opportunities, and the related effort we incur in each period.

Our net revenue has grown rapidly in recent years. The principal driver of our net revenue growth has been increased volume sales of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary, from single purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide us with longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.

A significant portion of our net revenue in each quarter is attributable to purchase orders for products that are received and fulfilled within the same quarter, often including a large number of orders from diverse customers and end markets. Our forecasting of sales of products takes into account a number of factors, including historical sales patterns for each individual product, our assessment of overall market conditions, and our knowledge of the current requirements and purchasing practices of our larger customers.

Although we believe we have multiple opportunities for additional net revenue growth and are planning our business accordingly, our future net revenue levels will be impacted by our ability to achieve design wins with module manufacturers and OEMs, as well as the success of OEM devices that incorporate our products. A large portion of our shipments are made to intermediary manufacturers, such as module manufacturers and contract manufacturers, who incorporate our product into their products, which are in turn sold to OEMs. OEMs have a variety of alternative solutions available to meet their needs, and often diversify their supply chain by ordering products from more than one module or contract manufacturer, and shifting demand between them to achieve cost reductions and performance improvements. As the end markets where our products are used are very competitive, we expect to experience shifts in our net revenue between customers and regions where we ship products, and changes in demand for our products as a result of module manufacturer or OEM changes in designs and supply chain decisions.

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 87% and 70% for the three months ended September 29, 2012 and September 24, 2011, respectively, and 84% and 62% for the nine months ended September 29, 2012 and September 24, 2011, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 80% and 55% for the three months ended September 29, 2012 and September 24, 2011, respectively, and 72% and 43% for the nine months ended September 29, 2012 and September 24, 2011, respectively. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.

Cost of Net Revenue. Cost of net revenue consists primarily of the cost of purchasing sapphire substrates, wafer processing, and testing and packaging. Cost of net revenue also includes manufacturing related personnel costs, which include stock-based compensation expenses, facilities, supplies and equipment costs, and quality assurance costs.

One of our most important objectives is maintaining and improving our gross margin, which we define as gross profit expressed as a percentage of our net revenue. Our total gross margin in any period can be materially affected by product mix, that is, the percentage of our net revenue in that period that is attributable to higher or lower margin products, and by other factors, some of which are not under our control. Due to these factors, our gross margins have fluctuated from quarter-to-quarter. For example, gross margin declined in the second half of fiscal 2011 due to implementation of new manufacturing processes, product mix, and low yields of certain wafers, which resulted in reductions to the carrying value of inventory as a result of a lower of cost or market valuation.

The factors that can influence the gross margins of any individual product, include the following:

•	the pricing that the features and performance of our products can command;

•	the volume of products produced using the same manufacturing overhead structure for procurement, test, and quality support, and their related costs;

•	the competitive pressures on the pricing of our products from similar product offerings from other semiconductor manufacturers; and

•

the costs and yields of semiconductor wafers, packages, and other materials used in manufacturing our products; fabrication costs; assembly and test costs; factory equipment utilization; and operating efficiencies.

Research and Development. Research and development expense consists primarily of personnel-related expenses of our research and development organization, which include stock-based compensation expense, and costs for development wafers and mask sets, license fees for computer-aided design software, costs of development testing and evaluation, and allocated facilities costs. We incur research and development costs for the development of our products and for improvements of our UltraCMOS technology.

Selling, General and Administrative. Selling, general and administrative expense includes personnel related costs, which include stock-based compensation expense, and sales commissions paid to our independent sales representatives, costs of advertising and corporate marketing promotions, travel costs, professional and consulting fees, legal fees, allocated facilities costs and other corporate expenses.

Interest Income. Interest income consists of interest earned on our cash, cash equivalent, and marketable securities balances.

Interest Expense. Interest expense is associated with our borrowings, imputed interest on capital leases and customer deposit financing arrangement, and changes in fair value of warrant liabilities.

Other Income (Expense). Other income (expense) consists of currency gains (losses) on conversion of non-U.S. dollar transactions into U.S. dollars and other income (expense) generated from minor non-operating transactions.

Provision for Income Taxes. The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. We have recorded a valuation allowance for the full amount of our domestic net deferred tax assets, as the realization of our domestic net deferred tax assets is uncertain. During the quarter ended September 29, 2012, the Company recorded a $0.3 million reduction of an accrued tax liability due to the lapsing of the statute of limitation relating to an uncertain tax position.

Pursuant to Code Sections 382 and 383, annual use of our NOL and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of 50% of certain stockholders occurs within a three year period. An ownership change may limit the amount of NOL and research and development tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

We completed a study to assess whether an ownership change has occurred since our formation through August 7, 2012, including the impact of our initial public offering. There were no significant transactions that would be expected to effect ownership changes from August 7, 2012 through our quarter ended September 29, 2012. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004. As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards; approximately $17.5 million of state NOL carryforwards; and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) with the SEC.

Results of Operations

Comparison of the three months ended September 29, 2012 and September 24, 2011

The following table sets forth our operating results for the three months ended September 29, 2012 and September 24, 2011.

	Three Months Ended
	September 29, 2012	% of Net revenue	September 24, 2011	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$60,575	100%	$26,495	100%	$34,080	129%
Cost of net revenue	35,560	59	19,370	73	16,190	84%

Gross profit	25,015	41	7,125	27	17,890	251%

Operating expense
Research and development	9,355	15	6,044	23	3,311	55%
Selling, general and administrative	10,990	18	5,733	21	5,257	92%

Total operating expense	20,345	33	11,777	44	8,568	73%

Income (loss) from operations	4,670	8	(4,652)	(17)	9,322	*
Interest income (expense), net	(213)	(1)	73	—	(286)	*
Other expense, net	(52)	—	(27)	—	(25)	93%

Income (loss) before income taxes	4,405	7	(4,606)	(17)	9,011	*
Provision (benefit) for income taxes	(308)	1	69	1	(377)	*

Net income (loss)	$4,713	8%	$(4,675)	(18)%	$9,388	*

*	Not meaningful.

Net Revenue

A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The balance of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the three months ended September 29, 2012, our product net revenue increased by $34.6 million, or 133%, from $26.0 million to $60.5 million compared to the same quarter in fiscal 2011. Net revenue consists of product and other net revenue. Product net revenue from switches used in handset antenna applications increased by $33.6 million compared to the same quarter in fiscal 2011, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume of our antenna switches resulted mainly from additional design wins by a module manufacturer (Murata) who incorporates our products into its modules which are then sold to OEMs. Product net revenue also increased by $0.8 million from sales of antenna and broadband switches used in broadband applications due to increased shipments to North American OEMs. Other net revenue for the three months ended September 29, 2012 decreased by $0.5 million compared to the same quarter in fiscal 2011, primarily due to the fact that we entered into fewer and smaller development contracts.

We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	September 29, 2012		September 24, 2011
	(in thousands)
Japan	$47,297	78%	$13,218	50%
United States	8,315	14	7,117	27
All other	4,963	8	6,160	23

	$60,575	100%	$26,495	100%

Cost of Net Revenue and Gross Profit

Cost of net revenue for the three months ended September 29, 2012 increased by $16.2 million compared to the same quarter in fiscal 2011 primarily due to our higher sales. We incurred higher product costs due to the implementation of new manufacturing processes in fiscal 2011 and higher volume. Gross margin for the three months ended September 29, 2012 increased to 41% from 27% compared to the same quarter in fiscal 2011. The gross margin improvement of 14% was mainly due to reduced product cost, volume increase and a change in the mix of products sold. Our product cost was negatively impacted in the third quarter of fiscal 2011 due to lower than anticipated yields and expedite fees in the new manufacturing processes. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, or market volatility leading to fluctuations in the volumes we ship.

Research and Development

Research and development expense for the three months ended September 29, 2012 increased by $3.3 million compared to the same quarter in fiscal 2011. The increase was in part due to increased compensation expense of $1.8 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $1.5 million due to the number of new product development and existing product enhancement initiatives undertaken during the three months ended September 29, 2012. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 29, 2012 increased by $5.3 million compared to the same quarter in fiscal 2011. The increase was in part attributable to additional compensation costs of $1.5 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees of $3.0 million and a number of other smaller increases. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.

Other Income (Expense)

Interest expense, net for the three months ended September 29, 2012 increased by $0.3 million compared to the same quarter in fiscal 2011 mainly due to the change in fair value of our warrant liability and imputed interest on our customer deposit financing arrangement. The details of this arrangement is discussed in “Liquidity and Capital Resources.”

Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended September 29, 2012 remained materially consistent compared to the same quarter in fiscal 2011.

Comparison of the nine months ended September 29, 2012 and September 24, 2011

The following table sets forth our operating results for the nine months ended September 29, 2012 and September 24, 2011.

	Nine Months Ended
	September 29, 2012	% of Net revenue	September 24, 2011	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$140,909	100%	$72,224	100%	$68,685	95%
Cost of net revenue	88,418	63	46,090	64	42,328	92%

Gross profit	52,491	37	26,134	36	26,357	101%

Operating expense
Research and development	23,518	17	16,292	22	7,226	44%
Selling, general and administrative	26,183	18	16,545	23	9,638	58%

Total operating expense	49,701	35	32,837	45	16,864	51%

Income (loss) from operations	2,790	2	(6,703)	(9)	9,493	*
Interest expense, net	(1,247)	(1)	(107)	—	(1,140)	1,065%
Other income (expense), net	(132)	—	34	—	(166)	*

Income (loss) before income taxes	1,411	1	(6,776)	(9)	8,187	*
Provision (benefit) for income taxes	(234)	—	194	(1)	(428)	*

Net income (loss)	$1,645	1%	$(6,970)	(10)%	$8,615	*

*	Not meaningful.

Net Revenue

	Nine Months Ended
	September 29, 2012	September 24, 2011	% Change
	(in thousands)
Product net revenue	$140,800	$69,591	102%
Other net revenue	109	2,633	(96)%

Total net revenue	$140,909	$72,224	95%

A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The balance of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the nine months ended September 29, 2012, our product net revenue increased by $71.2 million, or 102% compared to the same period in fiscal 2011. Product net revenue from switches used in handset antenna applications increased by $69.7 million compared to the same period in fiscal 2011, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume of our antenna switches resulted mainly from additional design wins by a module manufacturer (Murata) who incorporates our products into its modules which are then sold to OEMs. Product net revenue also increased by $3.6 million from sales of antenna and broadband switches used in broadband applications due to increased sales to a North American OEM and increased shipments through North American and Asian distributors. This increase was partially offset by reduced net revenue for synthesizers of $2.7 million due to less products sold into aerospace and defense markets. Other net revenue for the nine months ended September 29, 2012 decreased by $2.5 million compared to the same period in fiscal 2011, primarily due the completion of a government research and development contract in the second quarter of fiscal 2011.

We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Nine Months Ended
	September 29, 2012		September 24, 2011
	(in thousands)
Japan	$99,927	71%	$28,987	40%
United States	24,718	18	25,115	35
All other	16,264	11	18,122	25

	$140,909	100%	$72,224	100%

Cost of Net Revenue and Gross Profit

Cost of net revenue for the nine months ended September 29, 2012 increased by $42.3 million compared to the same period in fiscal 2011 primarily due to our higher sales. We incurred higher product costs due to higher volume and the implementation of new manufacturing processes in fiscal 2011. Gross margin for the nine months ended September 29, 2012 increased to 37% from 36% compared to the same period in fiscal 2011. The gross margin improvement of 1% was mainly due to increased volume, reduced product cost, and a change in the mix of products sold. Our product cost in fiscal 2011 was negatively impacted by lower than anticipated yields and expedite fees in the new manufacturing processes. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, or market volatility leading to fluctuations in the volumes we ship.

Included in our cost of net revenue are costs related to our other net revenue of $1.5 million for the nine months ended September 29, 2011. Costs related to other net revenue for the nine months ended September 29, 2012 decreased by $1.5 million compared to the same period in fiscal 2011 mainly due to lower activity in 2012 and the completion of a government research and development contract in the second quarter of fiscal 2011, for which we include the cost of performing the contracted activity in cost of net revenue.

Research and Development

Research and development expense for the nine months ended September 29, 2012 increased by $7.2 million compared to the same period in fiscal 2011. The increase was in part due to increased compensation expense of $3.3 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $3.9 million due to the number of new product development and existing product enhancement initiatives undertaken during the nine months ended September 29, 2012. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 29, 2012 increased by $9.6 million compared to the same period in fiscal 2011. The increase was in part attributable to additional compensation costs of $3.1 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees of $4.6 million and a number of other smaller increases. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.

Other Income (Expense)

Interest expense, net for the nine months ended September 29, 2012 increased by $1.1 million compared to the same period in fiscal 2011 mainly due to the change in fair value of our warrant liability and imputed interest on our customer deposit financing arrangement. The details of this arrangement is discussed in “Liquidity and Capital Resources.”

Other income (expense), net consists primarily of realized foreign exchange gains and losses. Other income (expense), net for the nine months ended September 29, 2012 decreased by $0.2 million compared to the same period in fiscal 2011, primarily due to lower realized foreign exchange gains.

Liquidity and Capital Resources

Our principal source of liquidity as of September 29, 2012 consisted of our cash, cash equivalents, and marketable security holdings of $106.3 million. We have historically financed our operations primarily through the sale of convertible preferred stock, equipment term notes, leases, a credit facility, a customer deposit financing arrangement, and during the nine months ended September 29, 2012, by proceeds from our initial public offering and cash generated from operations. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of September 29, 2012, we have an accumulated deficit of $226.6 million. We believe our cash, cash equivalents, and marketable securities together with cash generated from operations and our access to existing debt facility will be sufficient to meet our liquidity requirements through September 29, 2013. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.

We use cash primarily to fund operating expenses, purchase inventory, and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses and excludes the impact of non-cash items such as depreciation and stock-based compensation.

One of our primary sources of cash is receipts from shipments of products to customers. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collection process, which can vary from period to period depending on the payment cycles of our major customers.

During the nine months ended September 29, 2012, we entered into a supply and prepayment agreement with Murata. The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay us a total deposit of $14.0 million between March and July 2012. During the quarter ended September 29, 2012, we and Murata agreed to reduce the proceeds to be prepaid from $14.0 million to $13.0 million. There were no other amendments to the agreement between us and Murata in the three months ended September 29, 2012. We will repay the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13.0 million. As of September 29, 2012, we received $13.0 million in deposits under the supply and prepayment agreement. In addition, our balance of prepayments received on purchase orders through Macnica was $29.8 million as of September 29, 2012.

Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(in thousands)
Net cash provided by operating activities	$25,587	$3,846
Net cash used in investing activities	(61,630)	(2,523)
Net cash provided by (used in) financing activities	81,943	(1,615)
Effect of exchange rates on cash and cash equivalents	(12)	41

Net increase (decrease) in cash and cash equivalents	$45,888	$(251)

Net cash provided by operating activities amounted to $25.6 million during the nine months ended September 29, 2012, and was primarily attributable to customer deposits of $29.8 million, an increase in accounts payable and accrued liabilities of $22.0 million, an increase in deferred revenue of $7.1 million, depreciation and amortization of $3.1 million, stock-based compensation of $3.1 million, our revaluation of our preferred warrants to fair value of $0.6 million, and our net income of $1.6 million, offset by an increase in accounts receivable of $8.7 million, an increase in inventory of $26.7 million, and an increase in prepaids and other current and noncurrent assets of $6.4 million. Our accounts payable and accrued liabilities increased along with our increased production volumes and overall growth in operations. Accounts receivable increased due to higher volume of products shipped to our distributors in the first half of fiscal 2012. Inventory increased to support our growing sales volume. Prepaids and other current and noncurrent assets increased due to higher volume of wafers sold to our wafer preparation suppliers, prepayments made to suppliers, and timing of payment. Deferred revenue increased based on shipments to our distributors who carried higher inventory balances.

Net cash used in investing activities during the nine months ended September 29, 2012 consisted primarily of purchases of marketable securities of $48.5 million and purchases of property and equipment of $13.2 million. The majority of our capital expenditures in the nine months ended September 29, 2012 related to new testing machinery and equipment to increase our testing capacity to support our increased demand.

Net cash provided by financing activities amounted to $81.9 million during the nine months ended September 29, 2012, and was primarily attributable to net proceeds from our initial public offering of $80.3 million, proceeds from customer deposits from Murata of $13.0 million, and proceeds from our line of credit of $3.0 million, offset by payments on our line of credit of $10.7 million, payments on notes payable of $1.6 million, payments on capital leases of $0.7 million and costs paid in connection with our initial public offering of $1.7 million. Murata paid us a total customer deposit of $13.0 million between March and July 2012. We will repay the customer deposit over the four quarters starting from the fourth quarter of fiscal 2012. During the nine months ended September 29, 2012 we repaid our line of credit, our notes payable and the majority of our capital leases. At September 29, 2012, there was no outstanding balance under the line of credit and the note payable and there was $16.6 million and $4.0 million available, respectively. We were in compliance with our loan covenants at September 29, 2012.

Contractual Obligations, Commitments, and Contingencies

In March 2012, we entered into a supply and prepayment agreement with Murata. The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on its purchase orders placed through a third party distributor and to pay us a total deposit of $14.0 million between March to July 2012. During the quarter ended September 29, 2012, we and Murata agreed to reduce the proceeds to be prepaid from $14.0 million to $13.0 million. We will repay the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13.0 million. As of September 29, 2012, we received $13.0 million in deposits under the supply and prepayment agreement with Murata.

In May 2012, we amended our existing operating lease agreement to lease additional office space in San Diego, CA. Additional future minimum annual payments under the operating lease for fiscal 2013, 2014, and 2015 are approximately $0.3 million.

Contingencies

In September 2008, we received a Commodity Jurisdiction ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to the International Traffic in Arms Regulations, or ITAR, rather than the Export Administration Regulations, or EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required State Department ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. We have taken steps to mitigate the impact of these violations. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. In addition, to reduce the likelihood of violations in the future, we have strengthened our export-related controls and procedures. For example, we implemented export classification training for employees and annual export compliance audits. As of the date of this prospectus, we have not received a response from the U.S. Department of State. Despite the steps we have taken, we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

On February 14, 2012, we filed a complaint with the U.S. International Trade Commission, or ITC, and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 we moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. or RFMD, and Motorola Mobility, Inc., or Motorola Mobility. On May 11, 2012, we also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC Corporation, or HTC, to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe our patents relating to silicon on insulator, or SOI, design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits we filed in the U.S. District Court allege infringement of the same patents and seeks, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents we have asserted in our actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, we filed a motion with the ITC to withdraw our complaints with the ITC in order to pursue relief in the U.S. District Court. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose, which would have been established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, our debt, and foreign exchange rate risk.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity, and maximize income without increasing risk. We do not enter into investments for trading or speculative purposes. Our investments have limited exposure to market risk. To minimize exposure to interest rate risk, we maintain a portfolio of U.S. Treasuries money market funds, U.S. agency securities, certificates of deposit, commercial papers, and corporate notes and bonds. Our investments are stated at fair value. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The interest rates are variable and fluctuate with current market conditions. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities and the fair value of those securities.

The Company’s exposure to changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. Our investment policy generally requires investments to be investment grade, with the objective of minimizing the potential risk of principal loss.

Foreign currency risk. Our sales to international customers, as well as our purchases of material from international suppliers, have been denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the local currency, and as such, any fluctuation in the exchange rates of these net assets, denominated in local currency, would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. Our inventory purchases are also denominated in U.S. dollars. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected, and misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 14, 2012, we filed a complaint with the ITC and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 we moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of our patents relating to RFICs and switching technology by RFMD and Motorola Mobility. On May 11, 2012, we also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe our patents relating to SOI design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits we filed in the U.S. District Court allege infringement of the same patents and seeks, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents we have asserted in our actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, we filed a motion with the ITC to withdraw our complaints with the ITC in order to pursue relief in the U.S. District Court. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. Other than the patent infringement actions against RFMD, Motorola Mobility, and HTC, we are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights. As a result, in the future, we may be involved in various legal proceedings from time to time.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business.

Risks Related to Our Business and Industry

Our operating results may fluctuate significantly and our future results are difficult to predict, which may cause us to fail to meet the expectations of investors.

We operate in a highly dynamic industry and our future results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly net revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter-to-quarter due to a number of factors, many of which are not within our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. A significant percentage of our net revenue in each quarter is dependent on sales that are booked and shipped during that quarter, typically attributable to a large number of orders placed through our distributors for diverse end users and markets. As a result, accurately forecasting our operating results, including our total net revenue and gross margins, in any quarter is difficult. For example, it is difficult for us to forecast the demand for our products, in part because of the complex supply chain between us and the end users of our products. We have limited visibility into future module manufacturer, OEM, distributor, and contract manufacturer demand and the product mix that they will require, which could adversely affect our net revenue forecasts and operating margins.

In addition, our failure to accurately forecast demand can lead to product shortages that can impede production by the module manufacturers and OEMs, and harm our relationships with them and the distributors of our products. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. In contrast, if we were to underestimate demand or if sufficient manufacturing capacity were unavailable, we could forego net revenue opportunities, potentially lose market share, and damage our relationships with parties that use or distribute our products.

Additional factors that can contribute to fluctuations in our operating results include:

•	the rescheduling, increase, reduction, or cancellation of significant orders from module manufacturers, OEMs, distributors, or contract manufacturers;

•

our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet the requirements of module manufacturers, OEMs, or end users of our products, including performance, functionality, reliability, form factor, and cost requirements;

•	the rate at which module manufacturers, OEMs, and end users adopt our technologies in our target end markets;

•	the timing and success of the introduction of new products and technologies by us and our competitors, and the acceptance of our new products by module manufacturers, OEMs, and end users;

•	our gain or loss of a key module manufacturer, OEM, distributor, or contract manufacturer;

•

the availability, cost, and quality of materials and components that we purchase from third-party foundries and any problems or delays in the fabrication, wafer preparation, assembly, testing, or delivery of our products;

•	fluctuations in manufacturing yields associated with new product introductions or changes in process technologies;

•	the quality of our products and any remediation costs, including costs associated with the return of previously sold products due to manufacturing defects; and

•	general economic conditions in our domestic and foreign markets.

Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

We have incurred significant losses and may incur losses in the future.

As of September 29, 2012, we had an accumulated deficit of $226.6 million. We incurred a net loss of $9.7 million for the year ended December 31, 2011. In 2012 we achieved profitability and generated a net income of $1.6 million for the nine month ended September 29, 2012. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

We may be unable to sustain our historical net revenue growth rate and if net revenue growth falls short of our expectations, we may not be able to immediately reduce our operating expenses proportionately, which could eliminate our profitability.

Our net revenue has grown rapidly in recent years. Our net revenue grew from $38.2 million in 2006 to $53.4 million in 2007, and to $68.4 million in 2008. In 2009, our net revenue continued to grow to $70.5 million, but at a less rapid pace than the year prior. Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2007 through 2011, our annual net revenue has increased at a CAGR of 19%. Our net revenue in the year ended December 31, 2011 increased by 18% over the corresponding period in 2010. Our net revenue for the nine months ended September 29, 2012 increased by 95% over the corresponding period in 2011. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Even if our net revenue increases to higher levels, we believe that a decline in the rate of growth of our net revenue is, to some extent, inevitable. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended March 26, 2011, our net revenue declined to $21.2 million from $23.4 million for the quarter ended December 25, 2010. In addition, we experienced net losses of $3.0 million, $2.7 million, $4.5 million,

$1.3 million, and $1.0 million for the quarters ended March 31, 2012, December 31, 2011, September 24, 2011, June 25, 2011, and March 26, 2011, respectively, compared to net income of $4.7 million and $1.2 million for the quarters ended September 29, 2012 and December 25, 2010, respectively.

Changes in our product mix and in our manufacturing operations utilization may adversely affect our gross margins and operating results.

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month periods ended September 29, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 24, 2011, June 25, 2011, March 26, 2011, and December 25, 2010, our gross margins were 41%, 37%, 31%, 30%, 27%, 40%, 43%, and 48%, respectively. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected.

In addition, we are generally faced with a decline in the utilization of our manufacturing operations during periods of reduced demand, as a certain portion of our manufacturing costs are relatively fixed. During periods of reduced demand, these overhead costs are allocated over a smaller number of units, which will result in increased product cost. Reduced market demand in the future may adversely affect our utilization and consequently result in lower gross margins for our products. Fluctuations in our gross margins for our products could have a material negative impact on our business, financial condition and results of operations.

We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 87% and 70% for the three months ended September 29, 2012 and September 24, 2011, respectively, and 84% and 62% for the nine months ended September 29, 2012 and September 24, 2011, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 80% and 55% for the three months ended September 29, 2012 and September 24, 2011, respectively, and 72% and 43% for the nine months ended September 29, 2012 and September 24, 2011, respectively. Sales through our distributor Macnica to module manufacturer Murata represented 76% of our net revenue for the three months ended September 29, 2012 and 67% of our net revenue for the nine months ended September 29, 2012, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.

With the exception of a supply and prepayment agreement with Murata, substantially all of our business, including that from our largest customers, is conducted through standard purchase orders, which provide no contractual guarantees beyond the purchase order itself. It is possible that any of our major customers could terminate its purchasing relationship with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors, or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in net revenue and adversely affect our results of operations. To date, we have not experienced significant risk with respect to customer credit risk, but this could change as we expand our business in size and into new geographies in the future.

If we fail to develop new or enhanced products that achieve market acceptance in a cost-effective and timely manner, our operating results could be adversely affected.

The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner, have our products designed into the products of leading module manufacturers and OEMs, and have our products gain broad adoption by end users. The development of new high performance RFICs is highly complex, and from time-to-time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. Our ability to successfully develop, introduce, and deliver new high performance RFICs will depend on various factors, including our ability to:

•	complete and introduce new product designs;

•	achieve design wins with module manufacturers and OEMs, and broad adoption by end users;

•	meet the time pressures associated with the demands of the module manufacturers and OEMs to which we sell through our distributors and contract manufacturers;

•	accurately understand market requirements;

•	attract and retain skilled engineering, operations, and manufacturing personnel;

•	obtain adequate supplies of materials and components that meet our quality requirements; and

•	achieve adequate manufacturing yields and maintain sufficient supply through our third-party foundry relationships.

We believe that our UltraCMOS platform gives us a competitive advantage because it enables us to develop new products that integrate RF, analog, digital, and other functions on a single chip. However, if demand for integrated components in the future is smaller than anticipated, our competitive advantage would be diminished and our business could be adversely affected.

Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.

The semiconductor industry has historically been characterized by advancing technology through smaller geometries and larger wafer sizes, as well as through other proprietary and non-proprietary techniques. Although we have certain proprietary semiconductor processes, such as the application of silicon on a sapphire substrate in our UltraCMOS process, we constantly seek to develop new and improved techniques and methods internally and with the assistance of our suppliers. For example, we are currently working with numerous suppliers with respect to our next generation technologies. There can be no assurance that our efforts with these suppliers will ultimately be successful or result in next generation technologies that enable us to cost effectively produce our products in the future. For example, higher costs associated with the introduction and start up of new technologies could negatively impact our gross margins if the selling prices for our products based on new technologies do not sufficiently offset our higher costs for these technologies. For instance, we implemented new manufacturing processes in 2011 which resulted in low yields of certain wafers. As such, we recorded reductions to the carrying value of inventory as a result of a lower of cost or market valuation. Gross margins declined in our third and fourth quarter of fiscal 2011 as a result. Our future success depends in part upon our ability to continue to improve our semiconductor process technologies in order to adapt to emerging module manufacturer and OEM requirements and to competitive market conditions. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.

Standard CMOS is the semiconductor industry’s most broadly used manufacturing process technology and the semiconductor industry has committed significantly greater resources to standard CMOS, SOI, and gallium arsenide, or GaAs, process technologies, as compared to our technology. Therefore, with the resources available to competitors using those technologies, they may more quickly adapt to emerging module manufacturer and OEM requirements and competitive market conditions than we can.

The segment of the semiconductor industry in which we participate is intensely competitive, and our inability to compete effectively could adversely affect our business.

The markets for our products are extremely competitive, and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, price erosion, and the continuously evolving requirements of module manufacturers and OEMs. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could adversely affect our business. We compete primarily with other suppliers of high performance RFICs. We currently compete in the mobile wireless device and wireless infrastructure markets with Avago Technologies Limited, Hittite Microwave Corporation, Infineon Technologies A6, M/A-COM Technology Solutions Inc., NEC Corporation, Renesas Electronics Corporation, RF Micro Devices, Inc., Skyworks, Sony Corporation, Texas Instruments Incorporated, Toshiba Corporation, TriQuint Semiconductor, Inc., and others. In the broadband, test and measurement equipment, and industrial markets, we principally compete with Hittite, M/A-COM, Renesas, Skyworks, and others. Our principal competitors in the aerospace and defense markets include Analog Devices, Inc., Hittite, Intersil Corporation, M/A-COM, and others. We expect increased competition from other established and emerging companies if our market continues to develop and expand. For example, current or potential competitors have established or may establish financial and strategic relationships with each other or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would adversely affect our business. In addition, a competitor could acquire a partner to which we have licensed certain rights to sell products using our technology. In addition, we expect increased competition from companies using SOI technologies or competitors using technologies based on standard CMOS. There can be no assurance that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may face competition because of the potential risks customers associate with purchasing products from sole sources. Because our products are manufactured using a proprietary technology, customers may be reluctant to purchase our products because they may view us as a sole source supplier for certain of their component parts. Customers generally prefer to incorporate components into their products that can be sourced from multiple suppliers.

If the manufacturing yields that we realize in our production of integrated circuits, or ICs, were to decrease, our operating results could be adversely affected.

The manufacture and assembly of ICs, particularly high performance RFICs that we supply, is a highly complex process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the fabrication equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. In particular, we have in the past and may experience in the future lower manufacturing yields with respect to the introduction of new products, migration to smaller geometries, or the installation and start up of new process technologies. Our operating results could be adversely affected if we were unable to maintain current manufacturing yields through our third-party foundry relationships. For example, for the quarter ended September 25, 2011, we experienced lower than anticipated yields on certain wafers due to the implementation of new manufacturing processes and recorded an inventory write-down of $3.1 million as a result of a lower of cost or market valuation.

We depend on LAPIS Semiconductor Co., Ltd., MagnaChip Semiconductor Ltd., Silanna Semiconductor Pty Ltd., and other outside semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity could significantly delay our ability to ship our products, damage our relationships with module manufacturers, OEMs, distributors, and contract manufacturers, reduce our sales, and increase our expenses.

We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. Prior to June 2008, we owned and operated a manufacturing facility in Sydney, Australia. In June 2008, after achieving volume outsourced production of our UltraCMOS products, we sold our ownership interest in this manufacturing operation to Silanna Foundries Pty. Ltd. and entered into an outsourced manufacturing arrangement with this company. Silanna Foundries and its wafer manufacturing subsidiary are referred to in this prospectus as Silanna Semiconductor. LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the three and nine months ended September 29, 2012 and September 24, 2011.

We place our purchase orders with foundries based on sales forecasts for our products. If any third-party foundry does not provide competitive pricing or is not able to meet our required capacity for any reason, or if our business relationship with LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor, or any other semiconductor foundry deteriorates, we may not be able to obtain the required capacity and would have to seek alternative foundries, which may not be available on commercially reasonable terms, or at all. The process for qualifying a new foundry is time consuming, difficult, and may not be successful, particularly if we cannot promptly integrate our proprietary process technology with the process used by the new foundry. Using a foundry with which we have no established relationship could expose us to potentially unfavorable pricing, unsatisfactory quality, or insufficient capacity allocation.

We face a number of other significant risks associated with outsourcing fabrication, including:

•	limited control over delivery schedules, quality assurance and control, and production costs;

•

discretion of foundries to reduce deliveries to us on short notice, allocate capacity to other customers that may be larger or have long-term customer or preferential arrangements with foundries we use;

•	inability of foundries to adequately allocate additional capacity to us based upon an increase in demand for our products;

•	unavailability of, or potential delays in accessing, key process technologies;

•	damage to equipment and facilities, power outages, equipment, or materials shortages that could limit manufacturing yields and capacity at the foundries;

•	potential unauthorized disclosure or misappropriation of IP, including use of our technology by the foundries to make products for our competitors;

•	financial difficulties and insolvency of foundries;

•	acquisition of foundries by third parties; and

•	lack of long-term manufacturing commitments by the foundries.

Any of the foregoing risks could delay shipment of our products, result in higher expenses and reduced net revenue, damage our relationships with module manufacturers, OEMs, distributors, and contract manufacturers, and otherwise adversely affect our operating results.

We depend on limited sources of supply for some of the key components and materials in our products, and a limited number of suppliers for wafer preparation, which makes us susceptible to shortages, price fluctuations, and quality risks that could adversely affect our operating results.

We purchase a number of key components and materials used in our products from limited source suppliers. For example, we currently obtain synthetic sapphire substrates from three third-party suppliers, including Kyocera Corporation, Rubicon Technology, Inc., and Maintech Japan Corporation. Our current consumption levels of synthetic sapphire represent less than approximately two percent of worldwide synthetic sapphire production. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them. For example, competition for synthetic sapphire wafer capacity has increased significantly in recent years due to the use of sapphire as a substrate for blue and white light-emitting diodes, or LEDs. This increasing demand for synthetic sapphire for use in LEDs has resulted in substantial increases in the cost of sapphire substrates and could adversely impact our manufacturing costs as well as the availability of sapphire substrate supply. In addition, we and our outside foundries use a limited number of suppliers for wafer preparation. For example, we currently obtain bonded SOS substrate from Soitec USA, Inc.

If our limited source suppliers and suppliers for wafer preparation were to experience difficulties that affected their manufacturing yields or the quality of the materials they supply to us, our cost of net revenue could be adversely affected. Longer lead times and quality problems experienced by our suppliers could also prevent us from fulfilling the demands of the module manufacturers, OEMs, distributors, and contract manufacturers for our products on a timely basis, and thus adversely affect our net revenue. The ability of our suppliers to meet our requirements could be impaired or interrupted by factors beyond their control, such as earthquakes or other natural phenomena, labor strikes or shortages, or political unrest. In the event one of our suppliers is unable to deliver products to us or is unwilling to sell materials or components to us, our operations may be adversely affected. We might also experience difficulty identifying alternative sources of supply for the materials or components used in our products or products we obtain through outsourcing. We could experience delays if we were required to test and evaluate products of potential alternative suppliers or products we obtain through outsourcing. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components, or materials to us. Any of these occurrences could negatively impact our operating results and adversely affect our business.

If our principal end markets fail to grow or experience declines, our net revenue may decrease.

Although our products are used in a variety of end markets, our future growth depends to a significant extent on the success of our principal end markets. The rate at which these markets will grow is difficult to predict. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, decreased demand for bandwidth, lack of access to capital, changes in the U.S. defense budget and procurement processes, and changes in regulatory environments. If demand for high performance RFICs or devices in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, and our net revenue could decline.

In particular, a significant portion of our products are incorporated into mobile wireless devices. Accordingly, demand for our products is dependent on the ability of mobile wireless device manufacturers to successfully sell wireless devices that incorporate our products. We cannot be certain whether these manufacturers will be able to create or sustain demand for their wireless devices that contain our products or how long they will remain competitive in their business, if at all. The markets for these manufacturers are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions and short product life cycles. The success of these mobile wireless device manufacturers and the demand for their wireless devices can be affected by a number of factors, including:

•	market acceptance of their mobile wireless devices that contain our products;

•	the impact of slowdowns or declines in sales of mobile wireless devices in general;

•	their ability to design products with features that meet the evolving tastes and preferences of consumers;

•	fluctuations in foreign currency;

•	relationships with wireless carriers in particular markets;

•	the implementation of, or changes to, mobile wireless device certification standards and programs;

•	technological advancements in the functionality and capabilities of mobile wireless devices;

•	the imposition of restrictions, tariffs, duties, or regulations by foreign governments on mobile wireless device manufacturers;

•	failure to comply with governmental restrictions or regulations;

•	cost and availability of components for their products; and

•	inventory levels in the sales channels into which mobile wireless device manufacturers sell their products.

Our future net revenue growth depends on demand for bandwidth for many of our relevant markets, including mobile wireless device, wireless infrastructure, and aerospace and defense. However, such bandwidth demands are subject to market changes and the evolving requirements of end users and therefore may not occur.

If we fail to penetrate key players in our existing markets or fail to penetrate new markets, our net revenue, net revenue growth rate, if any, and financial condition could be materially and adversely affected.

We currently sell most of our products into the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. Our net revenue growth, if any, will depend in part on our ability to penetrate key customers in these target markets and to continue to develop and broaden our relationships with key players in the wireless ecosystem including wireless network operators, leading device and equipment OEMs, and reference design partners. Each of the markets we serve presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate or if we are unable to penetrate them successfully, it could materially and adversely affect our net revenue and net revenue growth rate, if any.

In addition, the markets for certain of our products, such as DC-DC converters and DTCs, are new, still developing and relatively small. We have sold or provided samples of limited quantities of our products into these markets and cannot predict how or to what extent demand for our products in these markets will develop. If we fail to penetrate these or other new markets upon which we target our resources, our net revenue and net revenue growth rate, if any, likely will decrease over time and our financial condition could suffer.

If module manufacturers or OEMs do not design our RFICs into their product offerings, or if such module manufacturers’ or OEMs’ product offerings are not commercially successful, we would have difficulty selling our RFICs and our business could be adversely affected.

Our products are sold directly and through our distributors and contract manufacturers to module manufacturers who include our RFICs in the products they supply to OEMs, and to OEMs who include our RFICs in their products. Our RFICs are generally incorporated into the module manufacturers’ and OEMs’ products at the design stage. As a result, we rely on module manufacturers and OEMs to design our RFICs into the products they sell. Without these design wins, our business would be materially and adversely affected. We often incur significant expenditures on the development of a new RFIC without any assurance that a module manufacturer or OEM will select our RFIC for design into its own product. Once a module manufacturer or OEM designs a competitor’s semiconductor into its product offering, it becomes significantly more difficult for us to sell our RFICs directly or indirectly to that module manufacturer or OEM because changing suppliers involves significant cost, time, effort, and risk for the module manufacturer or OEM. Furthermore, even if a module manufacturer or OEM designs one of our RFICs into its product offering, we cannot be assured that its product will be commercially successful and that we will receive any net revenue from that product. If the module manufacturers’ or OEMs’ products incorporating our RFICs fail to meet the demands of their customers or otherwise fail to achieve market acceptance, we will be unable to achieve broad adoption of our UltraCMOS technology. As a result, our net revenue and business would be adversely affected.

We design custom RFICs to meet specific requirements of the module manufacturers and OEMs. The amount and timing of net revenue from such products can cause fluctuations in our quarterly operating results.

The design and sales cycle for our custom RFICs, from initial contact by our sales force to the commencement of shipments of those products in commercial quantities, is lengthy and can range from six months to as long as two years or more. As part of this process, our sales and application engineers work closely with either the module manufacturer or OEM to analyze their respective product requirements and establish a technical specification for the custom RFIC. We then evaluate test wafers and components, and establish assembly and test procedures before manufacturing in commercial quantities can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the module manufacturers’ or OEMs’ procurement processes. Module manufacturers and OEMs typically do not commit to purchase significant quantities of a custom RFIC until they are ready to commence volume shipment of their own products, and volume purchases of our custom RFICs by module manufacturers or OEMs generally do not occur until they have successfully introduced the modules or products incorporating our RFICs. Our receipt of substantial net revenue from sales of a custom RFIC depends on the module manufacturer’s or OEM’s commercial success in manufacturing and selling its product incorporating our custom RFIC. As a result, a significant period may elapse between our investment of time and resources in a custom RFIC and our receipt of substantial net revenue from sales of that product.

The length of this process increases the risk that such module manufacturer or OEM will decide to cancel or change its product plans. Such a cancellation or change in plans by the module manufacturer or OEM could cause us to lose anticipated sales. In addition, our financial condition and results of operations would be adversely affected if a significant module manufacturer or OEM curtails, reduces, or delays orders during our sales cycle, chooses not to release equipment that contains our custom RFICs, or are themselves not successful in the sale and marketing of their products that incorporate our custom RFICs. Additionally, a module manufacturer or OEM occasionally requests that we create custom RFICs and they agree to purchase such products only if we provide periods of exclusivity during which we will provide those custom RFICs only to that customer. These exclusivity periods restrict our ability to generate sales of these products with other customers and may cause us to lose significant sales to other module manufacturers and OEMs. Finally, if we fail to achieve initial design wins in the module manufacturer’s or OEM’s qualification process, we may lose the opportunity for significant sales to that module manufacturer or OEM for a lengthy period of time because the module manufacturer or OEM may be unlikely to change its source for those products in the future due to the significant costs associated with qualifying a new supplier and potentially redesigning its product.

The average selling prices of RFICs in our markets have historically decreased over time and will likely do so in the future, which could adversely impact our net revenue and gross profits.

Average selling prices of RFICs in the markets we serve have historically decreased over time and we expect such declines to continue to occur. Our gross profits and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced RFICs on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our margins. In the past, we have reduced the prices of our RFICs in anticipation of future competitive pricing pressures, new product introductions by us or our competitors, and other factors. We expect that we will have to continue to do so in the future.

Our financial results are exposed to the cyclicality of the semiconductor industry, and as a result, we may experience reduced net revenue or operating income during any future semiconductor industry downturn.

The semiconductor industry is highly cyclical and has historically experienced significant fluctuations in demand, resulting in product overcapacity, high inventory levels, and accelerated erosion of average selling prices. These conditions have sometimes lasted for extended periods of time. Downturns in our target markets have in the past contributed to weak demand for semiconductor products. We experienced slower growth during periods of weak demand in the past, and our operating results may be adversely impacted by any downturns in the future. Future downturns in the semiconductor industry could adversely impact our net revenue and adversely affect our business, financial condition, and results of operations.

We rely substantially on distributors for the sale of our products, and if we fail to retain or find additional distributors, or if these parties fail to perform as expected, it could reduce our future net revenue.

A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended September 29, 2012, approximately 78% and 7% of our net revenue was derived from Macnica and Richardson, respectively, and for the nine months ended September 29, 2012, Macnica and Richardson accounted for 71% and 11% of our net revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.

In addition to distribution and sales activities, some of our distributors provide technical sales support to module manufacturers and OEMs. The activities of our distributors are not within our direct control. Our failure to manage our relationships with these distributors could impair the effectiveness of our sales, marketing, and support activities. A reduction in the sales efforts, technical capabilities, or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with our distributors could have a negative effect on our sales, financial results, and ability to support the OEMs and module manufacturers who purchase our products. We generally engage our distributors under short-term contracts, which typically may be terminated by either party upon 90 days’ notice. It generally takes approximately three months for a distributor to become educated about our products and capable of providing quality sales and technical support to the module manufacturers and OEMs. Recruiting and retaining qualified distributors and training them in our technology and product offerings requires significant time and resources. However, it may be difficult to terminate foreign distributors if they are not performing as expected. If our relationship with one of our other distributors were terminated for any reason, shipments to current and prospective module manufacturers and OEMs could be disrupted or delayed, and we could experience a diversion of substantial time and resources as we seek to identify, contract with, and train a replacement, all of which could adversely affect our operating results.

Defects and poor performance in our products could result in loss of module manufacturers and OEMs purchasing our products, decreased net revenue, unexpected expenses, and loss of market share, and we may face warranty and product liability claims arising from defective products.

Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components, or manufacturing difficulties, which can affect both the quality and the yield of the product. As our products become more complex, we face higher risk of undetected defects, because our testing protocols may not be able to fully test the products under all possible operating conditions. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost net revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects, and increases in module manufacturer and OEM customer service and support costs, all of which could have a material adverse effect on our operations.

Furthermore, defective, inefficient, or poorly performing products may give rise to warranty and product liability claims against us that exceed any net revenue or profit we receive from the affected products. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Our agreements with the module manufacturers and OEMs who purchase our products through our distributors typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in these agreements may still result in a significant financial exposure and may also not be effective as a result of federal, state, local, or foreign laws, or ordinances or unfavorable judicial decisions in the U.S. or other countries. In addition, even if ultimately unsuccessful, such claims against us could result in costly litigation, divert our management’s time and resources, and damage our relationships with the module manufacturers, OEMs, and distributors. Costs or payments we may make in connection with warranty and product liability claims or product recalls may adversely affect our financial condition and results of operations.

Our international sales and operations subject us to additional risks that can adversely affect our operating results.

The percentage of our net revenue attributable to customers based outside North America was 86% and 73% for the three months ended September 29, 2012 and September 24, 2011, respectively, and 82% and 65% for the nine months ended September 29, 2012 and September 24, 2011, respectively. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include:

•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•	compliance with a wide variety of domestic and foreign laws and regulations, including anti-bribery laws and laws relating to the import or export of semiconductor products;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses, and other trade barriers;

•	seasonal reductions in business activities;

•	our ability to receive timely payment and collect our accounts receivable;

•

political, legal, and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and the module manufacturers, OEMs, distributors, contract manufacturers, suppliers, manufacturers, and subcontractors with whom we do business are located;

•

legal uncertainties regarding protection for contractual and intellectual property rights in some countries, which increase the risk of unauthorized and uncompensated use of our products or technologies;

•	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake; and

•	fluctuations in freight rates and transportation disruptions.

Any of these factors could adversely affect both our ability to effectively operate our foreign offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials, or services, or our inability to obtain these components, materials, products, or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to module manufacturers, OEMs, distributors, and contract manufacturers and could cause them to cancel orders.

Additionally, most of our foreign sales, as well as our purchases of material from international suppliers, are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for international module manufacturers, OEMs, distributors, and contract manufacturers to purchase, thus rendering the prices of our products less competitive. Conversely, a reduction in the value of the U.S. dollar relative to foreign currencies could increase our supply costs. At the present time, we do not have a foreign currency hedging policy in place.

Unfavorable economic conditions may adversely affect our net revenue, margins, and profitability.

Since 2008, the global economy has experienced significant financial turmoil and upheaval characterized by volatility and declines in prices of securities and commodities, diminished credit availability, declining consumer and business confidence, inability to access capital markets, proliferation of bankruptcies, and rising unemployment rates. It is not clear how long the uncertain economic conditions will continue, how quickly the economy and employment will recover, and how much adverse impact it will have on the global economy in general and, in particular, on the economies in North America, Europe, Asia, and other regions where we market and sell our products. Uncertain economic conditions may cause module manufacturers, OEMs, distributors, and contract manufacturers to reduce demand for our products, resulting from reduced demand of their customers, which would adversely affect our financial condition and results of operations.

Furthermore, consumer products that contain our RFIC products are discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases during favorable economic conditions. As a result of unfavorable economic conditions, including higher consumer debt levels and lower availability of consumer credit, consumers’ purchases of discretionary items may decline, which could adversely affect our net revenue.

If we lose key personnel or are unable to attract and retain personnel on a cost-effective basis, our business could be adversely affected.

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. Highly skilled RFIC design engineers, in particular, are in short supply. We expect to continue to hire additional engineering personnel in 2012 as we expand our RFIC design and systemlevel engineering capabilities. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected. Furthermore, the loss of members of our senior management could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our operating results.

Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate highly skilled managerial, operations, sales, marketing, and customer service personnel. We have in the past maintained a rigorous, highly selective, and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. However, our highly-selective hiring process has made it more difficult for us to hire a sufficient number of qualified employees, and, as we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. Moreover, the cost of living in the San Diego area, where our corporate headquarters are located, has been an impediment to attracting new employees in the past, and we expect that this will continue to impair our ability to attract and retain employees in the future. If we fail to attract, integrate, and retain the necessary personnel, our ability to maintain and grow our business could suffer significantly.

We may not generate positive returns on our research and development investments.

Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended September 29, 2012 and September 24, 2011, our research and development expenses were $9.4 million, or approximately 15% of our total net revenue, and $6.0 million, or approximately 23% of our total net revenue, respectively. In the nine-month period ended September 29, 2012 and September 24, 2011, our research and development expenses were $23.5 million, or approximately 17% of our total net revenue, and $16.3 million, or approximately 22% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.

We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

If we fail to manage future growth effectively, our product quality, operations, and financial results could be adversely impacted.

We are experiencing a period of significant growth and expansion, which will continue to require the increased efforts of our management and other resources. We will also need to expand our office and facilities space to accommodate our growth in employees and operations. As of September 29, 2012, we had 394 employees, up from 164 employees as of December 31, 2005, and we shipped over 230 million RFICs in 2011, up from 14 million RFICs in 2005. This expansion has in the past required and may continue in the future to require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, offices, facilities, and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial, and management information systems, or fail to effectively hire, train, motivate, or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

We may encounter difficulties in operating a newly implemented enterprise resource planning, or ERP, system, which may adversely affect our operations and financial reporting.

We implemented a new ERP system in the third quarter of fiscal 2010 as part of our ongoing efforts to improve and strengthen our operational and financial processes and our reporting systems. Any difficulties in the operation of our current ERP system could cause significant issues in the management of our business. We may fail to meet, or incur higher costs to meet, customer demand for our products, or we could be delayed in our ability to meet our financial reporting obligations as a result of ERP system errors, any of which could materially adversely affect our results of operations.

We may engage in future acquisitions or dispositions that could disrupt our business, cause dilution to our stockholders, or adversely impact our financial condition and operating results.

In the future we may acquire companies or assets or dispose of portions of our business in order to enhance our market position or strategic strengths. We are not currently a party to any agreements or commitments and we have no understandings with respect to any such acquisitions or dispositions. Our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions or dispositions on favorable terms, if at all, even after devoting substantial resources to them. If we do complete acquisitions or dispositions, we cannot be sure that they will ultimately strengthen our competitive position or that they will not be viewed negatively by customers, financial markets, or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions or dispositions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, and adversely impact our operating results or financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could adversely effect our financial condition and operating results.

Global or regional political and social conditions could adversely affect our operating results.

External factors such as geopolitical and social turmoil, terrorist attacks, and acts of war in those parts of the world that serve as markets for our products, such as North America, Europe, Asia, or elsewhere, could significantly adversely affect our business and operating results in ways that cannot be predicted. These uncertainties could make it difficult for the module manufacturers, OEMs, distributors, and contract manufacturers who purchase our products and for us to accurately plan future business activities. The occurrence of any of these events or circumstances could adversely affect our operating results.

We conduct substantially all of our design, marketing, and back-end test operations at our corporate headquarters in San Diego, California, and any fire, earthquakes, or other unanticipated events affecting our corporate headquarters could adversely impact our business, results of operations, or financial condition.

We conduct substantially all of our design, marketing, and back-end test operations at our corporate headquarters in San Diego, California. Our headquarters are subject to the risk of catastrophic loss due to unanticipated events such as fires or earthquakes. This facility and the equipment that we use there would be difficult to repair or replace and could require substantial lead time to do so. Any disruption or other unanticipated events affecting our corporate headquarters, and therefore our design, marketing, and back-end test operations, as well as administrative activities, would adversely impact our business, results of operations, and financial condition.

Our global business operations could be significantly impacted by natural disasters or global epidemics, or by interruptions resulting from manmade problems such as computer viruses or terrorism.

A number of our facilities and those of our third-party fabrication facilities are located in areas with above average seismic activity. Our primary facility and headquarters are located in San Diego, California, and we have an office in Tokyo, Japan for marketing and sales. We could suffer significant business disruption due to earthquakes, and the risk of an earthquake in Southern California or the Pacific Rim region is significant due to the proximity of major earthquake fault lines. We are not currently covered by insurance against business disruption caused by earthquakes. Furthermore, if our third-party fabrication facilities operated by LAPIS Semiconductor in Miyazaki, Japan, MagnaChip Semiconductor in Cheongju, South Korea, or Silanna Semiconductor in Sydney, Australia were to experience any problems or downtime, including those caused by fire, earthquake, floods, or other natural disasters, we would be unable to meet our production targets and our business would be adversely affected. For example, although the LAPIS Semiconductor manufacturing facility was not directly impacted by the massive earthquake and tsunami that hit northeastern Japan on March 11, 2011, LAPIS Semiconductor or our other suppliers or customers located in Japan could have experienced serious production delays in the aftermath of the disaster resulting from supply disruptions, transportation difficulties in Japan, rationing of electricity, or other reasons. In addition, if any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. There is no assurance that we would be able to secure replacement wafer production capacity on a timely basis or at all, or that if available, it could be obtained on favorable terms. In addition, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our business or the respective businesses of the module manufacturers, OEMs, distributors, and contract manufacturers, who purchase or sell our products, or the economy as a whole. To the extent that such disruptions result in delays or cancellations of orders by the module manufacturers, OEMs, distributors, or contract manufacturers or delays the deployment of our products, our business, results of operations, and financial condition could be adversely affected.

The occurrence of any of the foregoing or other natural or man-made disasters could cause damage or disruption to us, our employees, operations, distribution channels, markets, and customers, which could result in significant delays in deliveries or substantial shortages of our products and adversely affect our business, results of operations, financial condition, or prospects.

Our insurance may not cover all losses, including losses resulting from business disruption or product liability claims.

We have limited product liability, general liability, or other business insurance coverage for our operations. In addition, we do not have any business insurance coverage for our operations to cover losses that may be caused by some natural disasters. Any occurrence of uncovered loss could harm our results of operations and financial condition.

Potential changes in our effective tax rate could harm our future operating results.

We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, research tax credits, certain non-deductible expenses including those arising from the requirement to expense stock options, and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating loss, or NOL, carryforwards. Increases in our effective tax rate could adversely impact our results of operations.

Risks Related to Intellectual Property

We are currently, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.

The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights. We are presently involved in two related patent infringement matters that we commenced, and we expect the number of patent and other intellectual property matters, including claims that may be asserted against us, to increase.

On February 14, 2012, we filed a complaint with the ITC and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 we moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of our patents relating to RFICs and switching technology by RFMD and Motorola Mobility. On May 11, 2012, we also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe our patents relating to SOI design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits we filed in the U.S. District Court allege infringement of the same patents and seeks, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents we have asserted in our actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On September 11, 2012, we filed a motion with the ITC to withdraw our complaints with the ITC in order to pursue relief in the U.S. District Court.

Prosecuting and defending intellectual property claims is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurance that favorable final outcomes will be obtained in all cases, if any. We may decide to settle any such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed on appeal. The terms of such a settlement or judgment may require us to license our technology to third parties, cease some or all of our operations or pay substantial amounts to a counterparty to such litigation. Furthermore, in an infringement proceeding, a court may decide that a patent of ours is invalid and unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation could put one or more of our patents at risk of being invalidated or interpreted narrowly. Our business, financial condition, or results of operations could be adversely affected as a result.

Claims by others that we infringe their proprietary technology could adversely affect our business.

In recent years there has been significant litigation involving intellectual property rights in many technology-based industries, including the semiconductor industry. Although we have not in the past been subject to claims that any of our products infringe any patents or other proprietary rights of third parties, we could be subject to such claims in the future. There can be no assurance that claims that may arise in the future can be amicably resolved, and it is possible that litigation could ensue. We do not know whether we would prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation.

Claims that our products, processes, or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use, or sale of the infringing products, processes, or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes, or technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•

pay substantial damages to module manufacturers, OEMs, distributors, contract manufacturers, or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology.

Any of the foregoing results could have a material adverse effect on our business, financial condition, and results of operations.

We could be required to incur significant costs to defend our intellectual property, which could have a negative impact on our business, financial condition, and results of operations.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully as U.S. laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standard bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in a way detrimental to the sale or use of our products or technology.

A substantial portion of our patents and patent applications relate to our UltraCMOS technology. We may need to litigate in the United States or elsewhere in the world to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results.

In addition, we license to certain of our foundry partners non-exclusive rights to manufacture and sell products using our technology in a particular field. In any potential dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. We are bound to indemnify certain licensees under the terms of certain license agreements, and we may agree to indemnify others in the future. Our indemnification obligations could result in substantial expenses to us.

If we are unable to protect our intellectual property rights, our competitive position could be adversely impacted, or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 130 U.S. and international patents issued or pending as of September 29, 2012 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Risks Related to Government Regulation

Our failure to comply with U.S. laws and regulations relating to the export and import of goods, technology, and software could subject us to penalties and other sanctions and restrict our ability to sell and develop our products.

We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including ITAR, EAR, regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List. Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of hardware, technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons. We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

These regulations could restrict our ability to sell existing products and develop new product lines. For example, as a result of ITAR requirements, we are unable to supply certain products to China satellite companies or end users, which comprise a significant part of the overall satellite market. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or our ability to export or sell our products to, existing or potential customers with international operations and decreased revenue. Additionally, failure to comply with these laws could result in sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges, and debarment from government contracts.

Additionally, in September 2008, we received a Commodity Jurisdiction ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to the ITAR rather than the EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. We have taken steps to mitigate the impact of these violations. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. In addition, to reduce the likelihood of violations in the future, we have strengthened our export-related controls and procedures. For example, we implemented export classification training for employees and annual export compliance audits. As of the date of this prospectus, we have not received a response from the U.S. Department of State. Despite the steps we have taken, we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal penalties.

If we fail to comply with government contracting regulations, we could suffer a loss of net revenue or incur price adjustments or other penalties.

Some of our net revenue is derived from contracts with agencies of the U.S. government and subcontracts with its prime contractors as well as contracts and grants with other governments. As a U.S. government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of U.S. government contracts. We must comply with these regulations in order to bid successfully for government contracts.

Additionally, the U.S. government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate, and current cost or pricing data in connection with the negotiation of the price of the contract.

In connection with our U.S. and other government business, we are also subject to government review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws. In certain circumstances in which a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor might be debarred or suspended from obtaining future contracts for a specified period of time, or could be subject to downward contract price adjustments, refund obligations or civil and criminal penalties. Any such suspension or debarment or other sanction could have an adverse effect on our operating results.

Our U.S. and other government contracts and subcontracts typically can be terminated by the government for its convenience. If a U.S. government contract is terminated for the convenience of the government, we may not be entitled to recover more than our costs incurred or committed, settlement expenses, and profit on work completed prior to termination.

Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, in compliance with applicable federal standards. If we were unable to comply with these requirements, or if personnel critical to our performance of these contracts were to lose their security clearances, we might be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our net revenue.

If we fail to comply with environmental regulations we could be subject to substantial fines or be required to suspend production, alter manufacturing processes, or cease operations.

We and our foundry partners are subject to a variety of international, federal, state, and local governmental regulations relating to the storage, discharge, handling, generation, disposal, and labeling of toxic or other hazardous substances used to manufacture our products. If we and our foundry partners fail to comply with these regulations, substantial fines could be imposed on us, and we could be required to suspend production, alter manufacturing processes, or cease operations, any of which could have a negative effect on our sales, income, and business operations. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Furthermore, environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our financial condition and results of operations.

If we fail to comply with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, we could be subject to civil and/or criminal penalties.

As a result of our international operations we are subject to anti-bribery laws, including the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. If we fail to comply with these laws, the U.S. Department of Justice, the Securities and Exchange Commission, or SEC, or other U.S. or foreign governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties against us or our employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations, or financial condition.

Risks Relating to Securities Markets and Investment in Our Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.

Fluctuations in market price and volume are particularly common among securities of technology companies. The market price of our common stock may fluctuate significantly in response to the following factors, among others, some of which are beyond our control:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant products, contracts, acquisitions, or strategic partnerships;

•

developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants;

•	failure to complete significant sales;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market following our initial public offering, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Substantially all of the holders of our equity securities have entered into lock-up agreements that restrict them from selling their shares for a period of at least 180 days from August 7, 2012, although the representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. After the lock-up agreements pertaining to our initial public offering expire and based on shares outstanding as of September 29, 2012, an additional 26,488,732 shares will be eligible for sale in the public market. In addition, shares underlying options that are either subject to the terms of our stockbased compensation plans or reserved for future issuance under our stock-based compensation plans will become eligible for sale in the public market to the extent permitted by the provisions of various option agreements, the lock-up agreements, and Rules 144 and 701 under the Securities Act. As resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Holders of approximately 23,266,496 shares, or 76%, of our common stock following our initial public offering have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also haveregistered the offer and sale of 11,628,842 shares of common stock that we may issue under our stockbased compensation plans.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. A small number of securities analysts’ commenced coverage of us after the closing of our IPO. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Insiders have substantial control over us which could limit your ability to influence corporate matters.

As of September 29, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

Our actual operating results may differ significantly from our guidance and investor expectations, causing our stock price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. We do not accept any responsibility for any projections or reports published by any such third persons.

Guidance is necessarily speculative in nature and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC or Nasdaq. In addition, our management team will also have to adapt to the requirements of being a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, when applicable to us. In that regard, we currently do not have an internal audit function, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting at the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. When required, such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Furthermore, as a result of the extended time period afforded us as an “emerging growth company,” the effectiveness of our internal control over financial reporting may not be as transparent to our investors as they may otherwise expect of a public reporting company, which could further impact investor confidence in the accuracy and completeness of our financial reports.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we need additional capital in the future, it may not be available on favorable terms, or at all.

We have financed our operations primarily through the sale of convertible preferred stock, equipment term notes and leases, a credit facility, and in fiscal 2010, by cash generated from operations. However, we may require additional capital from equity or debt financing in the future to fund our operations, respond to competitive pressures, or strategic opportunities. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt financing to fulfill our obligations as they become due. If we are unable to successfully manage our working capital and require additional financing, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, the terms of any new debt financing may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to incur interest expense. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and adversely affect our results of operations.

The stock market in general, and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws, which are in effect as of August 13, 2012:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•	require supermajority stockholder voting to effect certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws.

Further significant changes in our stockholder composition may jeopardize our ability to use some or all of our NOL and research tax credit carryforwards.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code, annual use of our NOL and research tax credit carryforwards to offset future taxable income and tax, respectively, may be limited in the event of an ownership change as defined under Section 382 of the Code, which results from a cumulative change in ownership of 50% of certain stockholders occurring within a three-year period.

We completed a study to assess whether an ownership change has occurred since our formation through August 7, 2012, the date of our initial public offering. There were no significant transactions that would be expected to effect ownership changes from August 7, 2012 through our quarter ended September 29, 2012. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004.

As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards, approximately $17.5 million of state NOL carryforwards and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards. We have $156.6 million in federal NOL carryforwards available as of December 31, 2011, of which $136.0 million in losses were available for immediate use and $1.6 million will be available each year from 2012 through 2024.

Our state NOL carryforwards consist of $73.4 million for California and $32.3 million for various other states. Of our $73.4 million in California state NOL carryforwards available as of December 31, 2011, $62.3 million in losses were available for immediate use and $1.6 million will be available each year from 2012 through 2018. The availability and timing of utilization of the losses are subject to tax law changes that have occurred or may occur. All of our $32.3 million in non-California state NOL carryforwards were available for immediate use as of December 31, 2011, subject to any temporary deferrals due to state tax law changes.

Our initial public offering may have resulted in another ownership change as defined under Section 382 of the Code. In addition, future sales of our shares by, or changes in ownership of our existing significant stockholders could cause us to undergo an ownership change as defined under Section 382 of the Code in the future. Consequently, whether we undergo an ownership change which results in a limitation on our ability to utilize our NOL and tax credit carryforwards may be a matter beyond our control.

If our income tax provisions taken in the U.S. and foreign countries are not sustained under examination by tax authorities in these jurisdictions, our results of operations could be adversely affected.

We are subject to income taxes in the U.S. and foreign countries, and are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities could challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges.

Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. The amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our overall provision requirement could change due to the issuance of new regulations or new case law, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.

We have never declared or paid dividends on our capital stock and we do not intend to do so for the foreseeable future.

We have never declared or paid dividends on our capital stock and we do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our loan facility with Silicon Valley Bank restrict our ability to pay dividends. Therefore, investors in shares of our common stock will depend upon any future appreciation in our common stock’s value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of proceeds

On August 7, 2012, our registration statement (No. 333-170711) on Form S-1 was declared effective for our IPO, pursuant to which we registered the offering and sale of an aggregate of 6,325,000 shares of common stock, at a price of $14.00 per share, including 159,220 shares sold by selling stockholders. Included in the above amount is the underwriters’ overallotment of 825,000 shares of common stock, which overallotment was exercised on August 13, 2012. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The offering, which closed on August 13, 2012, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Needham & Company, LLC, Oppenheimer & Co. Inc., and Pacific Crest Securities LLC.

As a result of the offering, we received net proceeds of approximately $80.3 million, which is comprised of gross proceeds from shares we issued in the IPO of $86.3 million, offset by underwriting discounts and commissions of $6.0 million. Our aggregate offering costs were $4.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We intend to use the net proceeds to us from the IPO for working capital and other general corporate purposes. While we have not allocated the net proceeds of this offering to specified general corporate purposes, we may utilize such proceeds by allocating them amongst the following categories: finance our growth; develop new products; assert and defend our intellectual property rights; and fund capital expenditures. In addition, we may choose to expand our current business through acquisitions of other businesses, products, or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. We repaid our loan facility with Silicon Valley Bank during the quarter ended September 29, 2012. There has been no material change in the planned use of proceeds from our IPO from that described in our Prospectus.

Sale of unregistered securities

From July 1, 2012 to September 29, 2012, we sold 334,682 shares of our common stock to employees and consultants upon the exercise of stock options for aggregate consideration of $295,770. During the same period, we issued 99,730 shares of common stock to two institutional investors in exchange for the exercise of warrants to purchase 193,732 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: November 6, 2012	By:	/s/ James S. Cable
James S. Cable Chief Executive Officer, President, and Chairman (Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Jay Biskupski
Jay Biskupski Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.