Form 10-K
period 2012-12-29
PEREGRINE SEMICONDUCTOR CORP
filed 2013-02-19
CIK 880177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35623

PEREGRINE SEMICONDUCTOR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0652659
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9380 Carroll Park Drive San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 731-9400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the NASDAQ Global Market on August 8, 2012. As of December 29, 2012, the last day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $344.0 million based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market of $14.52 per share on December 28, 2012. Shares of common stock held by each executive officer and director and each person who beneficially owns 5% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 13, 2013 was 31,861,046.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 29, 2012.

Peregrine Semiconductor Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

i

Cautionary Statement Regarding Forward-Looking Information

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include, but are not limited to, our dependence on a limited number of customers for a substantial portion of our revenues; intellectual property risks; intense competition in our industry; our ability to develop and introduce new and enhanced products on a timely basis and achieve market acceptance of those products; consumer acceptance of our customers’ products that incorporate our solutions; our lack of long-term supply contracts and dependence on limited sources of supply; and potential decreases in average selling prices for our products. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

Unless the context otherwise requires, we use the terms “Peregrine,” the “company,” “we,” “us,” and “our” in this Report refer to Peregrine Semiconductor Corporation and its subsidiaries.

“Peregrine Semiconductor Corporation,” “Peregrine Semiconductor,” “Peregrine,” “UltraCMOS,” “HaRP,” “DuNE,” “STeP,” and other trademarks or service marks of Peregrine appearing in this Report are the property of Peregrine. This Report contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

Item 1.	Business

Our Company

We are a fabless provider of high performance radio frequency integrated circuits, or RFICs. Our solutions leverage our proprietary UltraCMOS® technology which enables the design, manufacture, and integration of multiple radio frequency, or RF, mixed signal, and digital functions on a single chip. We believe our products deliver an industry leading combination of performance and monolithic integration. Our solutions target a broad range of applications in the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. We have shipped over one billion RFICs based on our UltraCMOS technology since January 1, 2006.

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes a synthetic sapphire substrate, a near-perfect electrical insulator, providing greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These two technical attributes result in RF devices with excellent high-frequency performance and power handling performance, and reduced crosstalk between frequencies. In addition, increased broadband linearity provides for faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP in the UltraCMOS technology consisting of more than 135 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.

We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of December 29, 2012, we offered a broad portfolio of more than 190 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and were developing power amplifiers, or PAs. During the year ended December 29, 2012, our products were sold to more than 1,500 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $203.9 million, $107.8 million, and $91.1 million for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. We recorded net income of $7.3 million and $3.8 million for the years ended December 29, 2012 and December 25, 2010, respectively, and a net loss of $9.7 million for the year ended December 31, 2011. As of December 29, 2012, we had an accumulated deficit of $220.9 million.

Corporate Information

Peregrine Semiconductor Corporation (together with its subsidiaries, “Peregrine”, “the Company”, “our”, “we” or “us”) was incorporated in Delaware in February 1990 and founded by Mark Burgener, Rory Moore, and Ron Reedy. Our principal executive offices are located at 9380 Carroll Park Drive, San Diego, California 92121. Our telephone number is (858) 731-9400. Our website address is www.psemi.com. Information contained on our website is not incorporated by reference into this report, and you should not consider information contained on our website to be part of this report or in deciding whether to purchase shares of our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as

amended, are available free of charge on the Investor Relations portion of our web site at www.psemi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

Industry Overview

Wireless is Everywhere

Proliferation of wireless devices coupled with rapid advances in RF technologies have significantly enhanced wireless connectivity and revolutionized the mobile wireless, wireless infrastructure, broadband, and satellite communications markets. In addition, an array of other consumer, public safety, aerospace and defense and industrial markets are increasingly incorporating advanced RF functionality into a wide variety of applications.

The following graphic shows the broad array of applications in which advanced, high performance RFICs are currently being deployed:

Growing worldwide demand for mobile wireless communications and mobile multimedia applications is driving the proliferation of mobile devices. The evolution of mobile wireless networks from predominantly voice-centric networks to advanced high-speed networks that deliver voice, video, and data, is enabling consumers to access bandwidth intensive rich media content on mobile devices through applications such as videoconferencing, streaming media, and interactive gaming. As a result, mobile wireless devices have evolved from supporting only a single cellular standard, operating on two or three frequencies and utilizing a single antenna, to supporting multiple wireless protocols, supporting up to 10 frequency bands and integrating multiple antennas.

The combination of an increasing global subscriber base, expansion of advanced wireless networks, and the proliferation of powerful devices offering high-speed wireless Internet access, has dramatically increased mobile data traffic. This increase in data traffic is straining the existing wireless network infrastructure. As a result, operators are expanding their network capacity by acquiring additional wireless spectrum, deploying more third generation, or 3G, base stations, extending coverage with microcell technologies such as femtocells to improve localized coverage, and introducing fourth generation, or 4G, technologies, such as Long Term Evolution, or LTE, and Worldwide Interoperability for Microwave Access, or WiMAX. In addition, the demand for global wireless connectivity is driving operators to deploy network infrastructure in new geographies.

In addition to the mobile wireless handset and infrastructure markets, high performance RFICs are increasingly being deployed in a variety of other wired and wireless market applications. The increasing data transfer requirements of broadband communications, satellite communications, and test and measurement equipment; the high reliability and radiation-hard performance requirements of aerospace and defense communications; and the ruggedness, high temperature, and electrostatic discharge, or ESD, tolerance of automotive and industrial applications have resulted in increased demand for high performance RFICs in these markets. Accordingly, advanced RF semiconductor solutions are evolving to deliver increased functionality, performance, and reliability across a broad array of markets while simultaneously achieving smaller form factors and lower cost per function.

Requirements of the RF Semiconductor Market

Significant market opportunities exist for RFIC suppliers that address the stringent requirements of wireless systems such as:

•

Better Performance. Wireless systems require components that can consistently deliver better signal quality, higher data rates, lower noise and system interference, and less power consumption across a variety of operating conditions and applications. High performance RFICs must interoperate with other wireless system components to avoid performance issues such as dropped calls, slower than expected transfer rates and poor battery life.

•

Increasing Functionality. To enable higher data rates, compatibility with legacy networks, and simultaneous voice and data communications, wireless systems must support multiple protocols and frequency bands. This increases overall design complexity and can increase the number of components, size and power consumption of wireless systems. For example, smartphones often utilize as many as 10 frequency bands to support a variety of wireless protocols and require separate RF components for each band.

•

Higher Reliability. Module manufacturers and OEMs demand that high performance RFICs perform reliably for long periods of time under a variety of conditions. In particular, manufacturers of wireless network infrastructure, and aerospace and defense products must meet stringent reliability standards that require specialized design, manufacturing, quality assurance, and testing processes.

•

Smaller Form Factor and More Cost Effective Solutions. High performance RFICs must enable module manufacturers and OEMs to design wireless products with an increasingly smaller form factor while also reducing overall product cost, both of which require increasing levels of integration.

Challenges Facing RF Semiconductor Suppliers

The need for higher performance wireless solutions, combined with the increased demand for integrated components that reduce costs, overall power consumption and size, has put significant pressure on wireless component suppliers. A typical wireless device contains three primary subsystems – the digital baseband processor, the transceiver, and the RF front-end. Baseband processors, and more recently transceivers, are implemented in standard silicon-based CMOS. However, fundamental physical limitations of silicon have prevented standard silicon-based CMOS solutions from meeting the high frequency and power handling requirements of high performance RF front-ends. As a result, RF front-end semiconductor manufacturers have historically utilized specialty process technologies such as GaAs HBT, GaAs pHEMT, SiGe, or BiCMOS. While discrete RF components produced with these processes can attain sufficient levels of performance, these technologies face the following significant challenges:

•

Inability to Monolithically Integrate. An RF front-end module consists of a number of discrete components, including PAs, low noise amplifiers, switches, filters, control interfaces, power regulators, diplexers and passive elements, most of which are manufactured using different specialty process technologies. As a result, traditional RFICs cannot monolithically integrate these discrete components, leading to RF front-end modules with higher component counts, greater system design complexity, larger overall form factor, and lower module yields. This inability to monolithically integrate also limits cost reduction opportunities.

•

Lack of Digital Integration. Specialty process technologies are generally not capable of integrating digital circuitry on the same IC as the RF components. As the digital content of the RF front-end increases and OEMs demand greater levels of configurability, the inability to monolithically integrate digital logic, memory, and other mixed-signal functions on an RFIC manufactured using specialty process technologies can limit performance improvements and reductions in device size, and result in a higher component count for the same functionality.

•

Manufacturing Inefficiencies. Suppliers of traditional RFICs typically operate their own fabrication facilities using highly customized process technologies for each type of RFIC product. This not only requires significant investment in process equipment by these suppliers, but also limits their ability to reduce costs by leveraging the existing high volume standard CMOS manufacturing infrastructure currently used by much of the broader semiconductor industry.

•

Lack of Scalability. Specialty process technologies, such as GaAs HBT, GaAs pHEMT, SiGe, and BiCMOS, are inherently limited in their ability to scale to smaller geometries as compared to standard CMOS and therefore IC suppliers utilizing these process technologies are increasingly unable to achieve reductions in manufacturing costs and form factors, lower power consumption, or higher performance.

Advanced wireless system module manufacturers and OEMs continue to implement more complex system architectures to achieve higher levels of performance, which in turn requires them to seek out more integrated solutions that are beyond the capabilities of RFICs produced using specialty process technologies.

Our Solution

We design, develop, market, and sell high performance RFICs based on our patented UltraCMOS technology. Our UltraCMOS technology enables us to monolithically integrate multiple RF and mixed signal components and digital circuitry into high performance RFICs. Our UltraCMOS technology provides the fundamental benefits of standard CMOS including high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. Furthermore, our UltraCMOS technology utilizes a synthetic sapphire substrate, which enables the low parasitic capacitance, high signal isolation, and excellent broadband linearity required for high frequency and high power RF devices. As of December 29, 2012, we offered a broad portfolio of more than 190 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, DTCs, and DC-DC converters, and were developing PAs.

We leverage our extensive design and process expertise and systems knowledge to develop RFICs that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. For example, our monolithic RFICs enable smaller and more power efficient mobile wireless devices. In the wireless base station market, our RFICs enable the management of multiple bands which are driven by growth in 3G and 4G wireless networking protocols.

The following graphic illustrates how a 3G antenna switch built using our UltraCMOS technology (shown on the left) is much smaller, eliminates the complexity of wirebonding, and integrates all functionality on a single chip, compared with a similar switch built using a typical GaAs based approach (shown on the right).

Products

Our broad product portfolio includes both highly integrated monolithic RFICs as well as discrete components. Our proprietary UltraCMOS technology enables us to integrate most RF functions as well as analog and digital circuits and high quality factor, or high Q, passive elements on a single chip. We believe we are able to deliver a unique combination of best-in-class RFIC performance, power consumption, monolithic integration, and size required by increasingly advanced wireless communications applications. Our ICs address a broad range of advanced wireless product requirements in the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. The table below summarizes our product portfolio and target end markets.

End Market
Product families	Aerospace and Defense	Broadband	Industrial	Mobile Wireless Devices	Test and Measurement	Wireless Infrastructure
RF Switches – Antenna	x	x	x	x	x	x
RF Switches – Broadband and General Purpose	x	x	x		x	x
Digital Attenuators	x	x	x		x	x
Synthesizers	x	x	x			x
Mixers / Upconverters		x	x		x	x
Prescalers	x	x	x			x
Variable Gain Amplifiers	x
Digitally Tunable Capacitors		x	x	x	x	x
DC-DC Converters	x
Power Amplifiers				o

x = Product in production

o = Product sampling or in development

The following is a brief description of our product families:

•

RF Switches – Antenna. RF Switches are utilized in the RF section of mobile devices to route RF signals between the antenna and the handset core, through one or more signal paths. As the design of the mobile device becomes more complex, more signal paths are required. Our portfolio of RF switches includes products that vary in complexity and performance depending on the design of the application. For mobile handsets, our existing switch products offer up to 10 RF signal paths with integrated digital bus support and onboard voltage regulation, enabling us to capture a leading market position with more than 430 million units shipped in 2012.

•

RF Switches – Broadband and General Purpose. Our broadband and general purpose RF switches deliver an industry leading combination of broadband linearity, settling time, and isolation while routing RF signals to their respective transmit or receive paths. We believe these attributes are being used by the OEMs of LED and plasma digital televisions, or DTVs, set top box, cable infrastructure, test and measurement devices, and high performance wireless applications to replace legacy mechanical relays and GaAs-based designs.

•

Digital Attenuators. We provide digital step attenuators that are used to control the amplitude of an RF or analog signal. These products include digital control circuitry integrated with an RF attenuator core and are used in 3G and 4G cellular base stations, repeaters, and point-to-point nodes. Our highly linear and configurable digital attenuators reduce design complexity by maintaining excellent performance in both intermediate frequency, or IF, and RF applications and over a range of supply voltages.

•

Synthesizers. Our frequency synthesizers provide an electronic system for generating any of a range of frequencies from a single fixed timebase or oscillator. Our synthesizers provide low-power, ultra-low phase noise, programmable frequency synthesis for defense, broadband, industrial, and wireless infrastructure markets.

•

Mixers / Upconverters. Our mixers / upconverters are used to translate encoded voice/data signals from one frequency to another to enable radio transmission. Our mixers / upconverters are incorporated into leading mixer modules and provide industry leading linearity, which is a key metric to maximizing wireless data transmission rates. These attributes are critical in 3G and 4G cellular base station designs.

•

Prescalers. Our prescalers operate in the C, X, and Ku bands to divide the frequency of a wireless signal in order to extend the operating range of a synthesizer beyond its base capability. Our prescalers complement our frequency synthesizer line, providing our customers with a comprehensive design solution while significantly lowering power consumption.

•

Variable Gain Amplifiers. Our VGAs are used in both the receive and transmit path of a radio system to maintain a signal’s strength at a level necessary for other circuits to operate optimally. Our new Digital VGA, or DVGA, product line offers what we believe is a best-in-class combination of linearity, low distortion, low noise, superior attenuation accuracy, market-leading gain control and a high level of functional integration. We believe our DVGA is the first monolithic IC to integrate three functional blocks including digital attenuators, RF / IF amplifiers and a common serial interface onto a single IC.

•

Digitally Tunable Capacitors. Our DTCs are designed to enable RF circuits to perform optimally at many different frequencies. Our products support a wide range of applications in a variety of end markets, including antenna and filter tuning, and impedance matching between circuits. We believe our DTC products are designed to offer an industry leading combination of power handling, performance, manufacturability, and small form factor.

•

DC-DC Converters. Our frequency-configurable DC-DC converters efficiently perform voltage conversion using a high frequency switching technique that minimizes system noise. Our DC-DC converters are designed to enable a distributed power management architecture designed for satellite applications, replacing inefficient drop out regulators and large central converters. This increases efficiency, reduces weight and form factor, and provides redundant power management.

•

Power Amplifiers. Our PAs amplify RF signals in order to generate the necessary power required to establish a radio link between a base station and a mobile device. These products are designed to be reconfigurable to optimize efficiency under different load conditions and modulations. We believe this attribute is highly valued by 3G and 4G handset OEMs to address battery life under high data usage. With our UltraCMOS technology we have the ability to integrate our PAs on a single chip with other RF, mixed signal, and digital components. We are currently developing PAs.

Technology

We have successfully developed and optimized UltraCMOS technology, a proprietary process technology for manufacturing silicon CMOS circuits on insulating substrates. We believe that our fundamental competitive advantage lies in the design and manufacturing of high performance RFIC products using our UltraCMOS technology and have secured broad patent rights covering the significant aspects of our manufacturing processes and circuit designs based on this material system. We refer to our distinctive generations of our UltraCMOS processes as “STeP” and our most recent production version of our UltraCMOS process is “STeP5”.

Our UltraCMOS Process Technology

The fundamental manufacturing processes we utilize involve the placement of a thin monocrystalline silicon layer onto a substrate material that has the distinction of being a near-perfect electrical insulator while also being thermally conductive. The crystalline form of alumina, more commonly known as sapphire, is a manufactured material that exhibits this unusual physical property. The thin silicon layer becomes the basis for building CMOS-based circuit elements using industry standard semiconductor fabrication equipment, while the electrically-insulating and thermally-conductive substrate results in a broad set of unique physical and electrical properties with particular applicability in RF as well as other areas.

Due to the unique physical characteristics of the UltraCMOS material system, our products are able to overcome the inherent limitations of standard CMOS devices manufactured on bulk silicon substrates, as well as products manufactured using specialty process technologies, while exhibiting the best characteristics of both sets of technologies. Products manufactured using our UltraCMOS technology have advantages in high frequency and high power performance, and can include significantly higher quality passive elements than is possible with bulk silicon CMOS or bipolar devices. In addition, our UltraCMOS technology allows higher levels of monolithic integration, more aggressive technology scaling, and lower power operation than can be achieved with specialty GaAs processes.

The unique combination of performance, integration, and scaling characteristics of our UltraCMOS technology results in numerous key attributes for use in RFICs:

•	extremely low parasitic capacitance, resulting in excellent high-frequency performance, high power handling capability, and low power consumption characteristics;

•	extremely high signal isolation, leading to minimal crosstalk between different frequencies and the ability to reduce the physical size of the device;

•	excellent broadband linearity, which results in improved network efficiency, subscriber carrying capacity, and enhanced communication data rates;

•

ability to integrate multiple analog RF devices and high quality passive devices, such as inductors, along with digital logic, memory, and other mixed-signal functions with a single manufacturing process, which enables monolithically-integrated RFICs with improved performance characteristics and dramatically smaller device size;

•	ability to scale to advanced process geometries, per Moore’s Law, resulting in further improvements in performance, cost, and reduced product footprint;

•

excellent tolerance to high-voltage ESD effects, thereby reducing the external protective circuitry required and improving manufacturing yields of module manufacturers, OEMs, and contract manufacturers;

•	ability to support advanced chip-scale packaging, or CSP, offering dramatically smaller device size and the elimination of undesirable package-related electrical effects; and

•

high radiation resistance, making our UltraCMOS technology ideal for products used in satellite communications and certain medical applications subjected to single-event and total dose radiation effects.

Comprehensive UltraCMOS RFIC Design Capability

The many unique attributes offered by UltraCMOS technology have provided our product designers with an unmatched level of flexibility to solve many long-standing high performance RFIC design challenges inadequately addressed by prevailing semiconductor technologies. Through our pioneering work in SOS based products, we have developed many innovative circuit designs and techniques for which we have secured broad patent rights.

For example, through a patented technique involving the stacking of multiple transistors, we have developed circuits able to handle high power levels not possible using standard CMOS technology. We also have patented design advancements, enabled by our UltraCMOS process, including HaRP™ technology, which significantly improves the harmonic and linearity performance of RF switches, as well as DuNE technology, a patent pending circuit design technique that we have used to develop our advanced DTC products.

We have gained extensive experience and know-how in developing optimized circuit block design techniques and computer-aided design, or CAD, tools that take full advantage of the unique physical and electrical properties of the SOS material system. We have also leveraged the sophisticated CAD tools available to support the standard CMOS design environment, to gain substantial expertise in the use of these tools for the automated design, simulation and design validation of high performance UltraCMOS-based RFICs. As we have grown our portfolio of RFICs over time, we have amassed a significant library of RF circuit “building blocks” that were developed utilizing our CAD tools. Unlike most other RF product suppliers, since all of our products are based on a single process technology, our library of proven UltraCMOS building blocks can increasingly be assembled into more complex monolithically integrated RFICs to meet our customers’ expanding system requirements. In addition, we have utilized our extensive system-level expertise to design our RFIC products to work seamlessly in our OEM customers’ system environment.

Research and Development

We view our technology as a competitive advantage, and invest heavily in research and development to ensure our products meet the requirements of module manufacturers and OEMs. Our research and development expense was $34.1 million, $22.7 million, and $18.0 million in 2012, 2011, and 2010 respectively. At December 29, 2012, there were 145 people in our research and development organization, located at our facilities in California, Illinois, and United Kingdom.

We focus our research and development efforts on designing and introducing new products and enhancing our UltraCMOS process technology. Our circuit design efforts are focused on developing products that provide high levels of performance together with integration of RF functions as well as analog, digital, and passive elements on a single chip. Our core team of experienced engineers works closely with a number of our customers to develop and introduce custom products that address the specific requirements of those customers.

We also engage in customer and government sponsored research and development activities. We believe these activities help support the continued development of our core technologies and enhance our relationships with customers and other partners. Our policy is to accept sponsored research and development where it aligns with our other strategies, as well as our technology and product roadmaps, for the enhancement of our UltraCMOS technology and RFICs. We also undertake such activities where we are able to retain proprietary rights with respect to our technology developed in the course of such sponsored research and development activities.

Sales and Marketing

We sell our products worldwide through our direct sales force and field applications engineering staff, our network of domestic and international independent sales representatives, and both worldwide and regional distribution partners. Each of these channels is supported by our customer service and marketing organizations. We have sales and customer support personnel in the U.S., France, China, United Kingdom, Finland, Denmark, South Korea, Taiwan, and Japan.

Our design cycle from initial engagement to volume shipment can be from six months to two years, with product life cycles in the markets we serve ranging from one to five years or more. For many of our products, early engagement with the module manufacturers’ and OEMs’ technical staff is necessary for success. To ensure an adequate level of early engagement, our application and development engineers work closely with the module manufacturers, OEMs, and contract manufacturers to identify and propose solutions to their system challenges.

Our direct sales force and field applications engineers provide our customers technical assistance with the selection and use of our products. Our network of sales representatives and distributors have been selected based on their focus on and knowledge of RFICs, their ability to provide a high level of field application engineering support or their regional logistical support capabilities. We provide ongoing technical training for new products to our sales representatives and distributors to keep them informed of product enhancements and new product releases. We plan to expand our direct sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally. We share product information and technical specifications with our customers using web-based tools.

We maintain an internal marketing organization responsible for the production and distribution of sales and marketing materials, including press releases, product announcements, product brochures, advertisements, and featured articles in trade publications. We also participate in industry tradeshows and conferences to enhance our visibility.

Customers

Our products are sold directly and indirectly to leading companies in each of our target markets, including aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. We sell our products through our direct sales force, our network of sales representatives and distributors, as well as to contract manufacturers and module manufacturers who incorporate our products into their modules which are then sold to OEMs. Macnica, Inc. and Richardson Electronics, Ltd. are our primary distributors, and represented 72% and 11%, respectively, of our net revenue for the year ended December 29, 2012, 48% and 16%, respectively, of our net revenue for the year ended December 31, 2011, and 33% and 17%, respectively, of our net revenue for the year ended December 25, 2010.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. Sales through our distributor Macnica to module manufacturer Murata Manufacturing Company, Ltd. represented 69%, 39%, and 23% of our net revenue for the year ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. With the exception of the supply and prepayment agreement with Murata, the majority of our business from our largest customers, including sales to Murata through our distributor Macnica, is conducted through standard purchase orders, which provide no contractual guarantees beyond the purchase order itself. No other direct or indirect customer accounted for more than 10% of our total net revenue for the year ended December 29, 2012.

Based on our direct customer sales, and records from our distributors of shipments to their customers, the top 10 end customers of our products represented 82%, 66%, and 60% of our net revenue for the year ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. For the year ended December 29, 2012, our products were sold to more than 1,500 module manufacturers, OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs.

A substantial portion of our net revenue is generated from customers outside of North America, and we anticipate that such net revenue will continue to comprise a significant portion of our net revenue. For the year ended December 29, 2012, 17%, 78%, and 5% of our net revenue was attributed to customers based in North America, Asia, and Europe, respectively. For the year ended December 31, 2011, 30%, 61%, and 9% of our net revenue was attributed to customers based in North America, Asia, and Europe, respectively. For the year ended December 25, 2010, 46%, 42%, and 12% of our net revenue was attributed to customers based in North America, Asia, and Europe, respectively. A summary of our financial information by geographic location is found in Note 10, “Concentrations and Geographic Information,” in the Notes to Consolidated Financial Statements. Our distributor and customer concentration, as well as our international operations and sales, subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

Competition

The design, development, marketing and sale of high performance RFICs to the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets are intensely competitive and characterized by rapid technological change, evolving standards, varying product life cycles, and pricing pressures. We expect competition to intensify as competitors expand their product offerings and as new competitors enter the market. We believe that high performance RFIC providers compete principally on product capabilities, levels of integration, innovation, reliability, price, time-to-market, overall system cost, intellectual property, customer support, reliability of supply, and reputation. We believe we compete favorably with respect to these factors.

We compete with a number of large domestic and international suppliers of RFICs in our target markets. We currently compete in the mobile wireless device and wireless infrastructure markets with Avago Technologies Limited, Hittite Microwave Corporation, Infineon Technologies AG, M/A-COM Technology Solutions Inc., NEC Corporation, Renesas Electronics Corporation, RF Micro Devices, Inc., Skyworks Solutions, Inc., Sony Corporation, Texas Instruments Incorporated, Toshiba Corporation, TriQuint Semiconductor, Inc., and others. In the broadband, test and measurement equipment, and industrial markets, we principally compete with Hittite, Intersil Corporation, M/A-COM, Renesas, Skyworks, and others. Our principal competitors in the aerospace and defense markets include Analog Devices, Inc., Hittite, M/A-COM, and others. We also expect that in the future we may face competition from suppliers of RFICs based on new or emerging technologies.

Although we have a long operating history, many of our current and potential competitors may have better name recognition, access to a larger customer base and significantly greater financial, sales and marketing, manufacturing, distribution, technical, and other resources than us. As a result, those companies may be able to respond more quickly to changing customer demands or devote greater resources to the development, promotion, and sale of their RFICs than we can. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

Manufacturing

We are a fabless semiconductor company and we utilize third-party foundries, wafer preparation suppliers, and packaging contractors, along with a combination of internal and external testing, to manufacture our RFICs. We have accumulated significant materials, process, test and packaging, and we work closely with each of our manufacturing partners to implement our proprietary technologies in order to meet the extremely high quality and reliability standards of our end customers. Our outsourced manufacturing approach allows us to minimize our capital expenditures, scale our business rapidly, and leverage the high volume manufacturing expertise of others. The following is an overview of our manufacturing process:

•

Sapphire Wafer Procurement. Synthetic sapphire wafers are a key raw material used in our manufacturing processes. Worldwide production and availability of synthetic sapphire has risen dramatically in recent years as a number of new producers have entered the market given the widespread use of sapphire as a substrate for blue and white light-emitting diodes, or LEDs. We currently rely on Kyocera Corporation, Rubicon Technology Inc., and Namiki Precision Jewel Co., Ltd. for the supply of our sapphire substrates and are not dependent on any single source; however, in some circumstances we may be required to qualify new sources of sapphire supplies if we, or our third-party foundries, are unable to obtain adequate supplies from our current suppliers.

•

Wafer Preparation. Our fundamental manufacturing processes involve the placement of a thin monocrystalline silicon layer onto a sapphire substrate. The thin silicon layer is either epitaxially grown or bonded onto the sapphire substrate. We carefully qualify each of our epitaxial and bonded outside suppliers for wafer preparation. Our principal outside suppliers for epitaxial services are LAPIS Semiconductor Co., Ltd. and Hermes Epitek Corp. Our principal outside supplier for bonded wafers is Soitec.

•

Wafer Fabrication. Our RFICs are currently manufactured by third-party CMOS foundries located in Japan, South Korea, and Australia. We carefully qualify each of our foundries to ensure their ability to implement our proprietary UltraCMOS technology within their wafer fabrication facilities. Our principal foundries are currently LAPIS Semiconductor, MagnaChip Semiconductor Ltd., and Silanna Semiconductor Pty Ltd.

•

Test and Packaging. Our products are shipped as known-good-die, or KGD, or as packaged products. We test KGD both internally and at third-party subcontractors prior to finishing the product for shipment to customers, while our packaged products are assembled by third-party contractors utilizing industry standard packages prior to testing. We design and control our own test processes, utilizing a combination of both internal and outsourced testing. Our in-house testing provides us with additional insight into the performance of our products and enables faster time-to-market for our new products, while our use of third-party test service providers enables us to balance demand with our internal capacity. We believe our extensive experience in the testing of RFICs, and particularly as required for UltraCMOS technology, is a significant barrier-to-entry.

The majority of our relationships with our suppliers and manufacturing partners is on a basis which provides limited contractual guarantees of long term supply commitment. It is possible that any of our suppliers could terminate their supplier relationship with us, and in such event, we are typically provided reasonable notice of termination and a last time buy opportunity. See Item 1A, “Risk Factors,” for further discussion of manufacturing risks.

Quality Assurance

We are committed to providing high quality products and services that meet or exceed our customers’ expectations. We have developed and implemented a quality management system to create an organizational environment designed to meet the highest level of quality and reliability standards. Our quality management system has been certified and maintained to ISO 9001 standards since 2001. We achieved AS9100 Quality Management System Standards certification in 2003 to address the strict quality system requirements of the aerospace industry. In early 2012, we further improved the robustness of our quality management system by receiving our ISO/TS 16949:2009 Quality Management System certification by the automotive industry.

Intellectual Property

Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. We plan to pursue and maintain broad intellectual property protection in the U.S. and in our relevant markets worldwide. As of December 29, 2012, we had 67 issued and allowed U.S. patents and 12 issued and allowed international patents. In addition, as of the same date we had 31 pending U.S. patent applications and 29 pending international patent applications. Together, our patents and patent applications protect key aspects of our UltraCMOS technologies. We also rely on copyrights, trade secrets, technical know-how, and continuing innovation to develop and maintain our competitive position. Our 79 issued and allowed patents as of December 29, 2012 have expiration dates ranging from 2013 to 2032 with an average remaining patent life of approximately ten years.

We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, outside scientific collaborators, and other advisors to execute non-disclosure agreements on commencement of their employment or engagement as well as by documenting and maintaining the confidentiality of our trade secrets and other proprietary and confidential information. See Item 1A, “Risk Factors,” for further discussion of intellectual property risks.

Employees

As of December 29, 2012, we had 402 employees, of which 376 were located in the U.S., 18 were located in Asia, and eight were located in Europe. Of these employees, 145 were in research and development, 142 were in operations and manufacturing operations, 64 were in sales, applications, and marketing, and 51 were in general and administrative functions. Our employees are not covered by any collective bargaining arrangement. We have never had a work stoppage and we consider our employee relations to be good.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. Any of these events could cause the trading price of our common stock to decline. You should consider all of the factors described when evaluating our business.

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

In addition, our failure to accurately forecast demand can lead to product shortages that can impede production by the module manufacturers and OEMs, and harm our relationships with them and the distributors of our products. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. For example, for the quarter ended December 29, 2012, our gross margin was negatively impacted by inventory write downs of $1.9 million related to forecasted excess inventory. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. In contrast, if we were to underestimate demand or if sufficient manufacturing capacity were unavailable, we could forego net revenue opportunities, potentially lose market share, and damage our relationships with parties that use or distribute our products.

In addition to the other factors described in this Part I, Item 1A, factors that can contribute to fluctuations in our operating results include:

•	the rescheduling, increase, reduction, or cancellation of significant orders or forecasted orders from module manufacturers, OEMs, distributors, or contract manufacturers;

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

We have incurred significant losses in the past and may incur losses in the future.

As of December 29, 2012, we had an accumulated deficit of $220.9 million. In 2012 we achieved profitability and generated a net income of $7.3 million for the year ended December 29, 2012. However, we incurred a net loss of $9.7 million for the year ended December 31, 2011. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 87% and 81% for the three months ended December 29, 2012 and December 31, 2011, respectively, and 85% and 68% for the years ended December 29, 2012 and December 31, 2011, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 78% and 66% for the three months ended December 29, 2012 and December 31, 2011, respectively, and 73% and 49% for the years ended December 29, 2012 and December 31, 2011, respectively. Sales through our distributor Macnica to module manufacturer Murata represented 72% of our net revenue for the three months ended December 29, 2012 and 69% of our net revenue for the year ended December 29, 2012, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.

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

Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2008 through 2012, our annual net revenue has increased at a CAGR of 31%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Even if our net revenue increases to higher levels, we believe that a decline in the rate of growth of our net revenue is, to some extent, inevitable. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended March 26, 2011, our net revenue declined to $21.2 million from $23.4 million for the quarter ended December 25, 2010. In addition, we experienced net losses of $3.0 million, $2.7 million, $4.5 million, $1.3 million, and $1.0 million for the quarters ended March 31, 2012, December 31, 2011, September 24, 2011, June 25, 2011, and March 26, 2011, respectively, compared to net income of $5.6 million, $4.7 million, and $1.2 million for the quarters ended December 29, 2012, September 29, 2012 and December 25, 2010, respectively.

Changes in our product mix and in our manufacturing operations utilization may adversely affect our gross margins and operating results.

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month periods ended December 29, 2012, September 29, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 24, 2011, June 25, 2011, March 26, 2011, and December 25, 2010, our gross margins were 43%, 41%, 37%, 31%, 30%, 27%, 40%, 43%, and 48%, respectively. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected.

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

The markets for our products are characterized by frequent new product introductions and changes in product and process technologies. The future success of our business will depend on our ability to develop new products for existing and new markets, introduce these products in a cost-effective and timely manner, have our products designed into the products of leading module manufacturers and OEMs, and have our products gain broad adoption by end users. The development of new high performance RFICs is highly complex, and from time-to-time we may experience delays in completing the development and introduction of new products or fail to efficiently manufacture such products in the early production phase. Our ability to successfully develop, introduce, and deliver new high performance RFICs will depend on various factors, including those described in this Part I, Item 1A as well as our ability to:

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

The markets for our products are extremely competitive, and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, price erosion, and the continuously evolving requirements of module manufacturers and OEMs. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could adversely affect our business. We compete primarily with other suppliers of high performance RFICs. We currently compete in the mobile wireless device and wireless infrastructure markets with Avago, Hittite, Infineon, M/A-COM, NEC, Renesas, RFMD, Skyworks, Sony, Texas Instruments, Toshiba, TriQuint Semiconductor, and others. In the broadband, test and measurement equipment, and industrial markets, we principally compete with Hittite, M/A-COM, Renesas, Skyworks, and others. Our principal competitors in the aerospace and defense markets include Analog Devices, Hittite, Intersil, M/A-COM, and others. We expect increased competition from other established and emerging companies if our market continues to develop and expand. For example, current or potential competitors have established or may establish financial and strategic relationships with each other or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would adversely affect our business. In addition, a competitor could acquire a partner to which we have licensed certain rights to sell products using our technology. In addition, we expect increased competition from companies using SOI technologies or competitors using technologies based on standard CMOS. There can be no assurance that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to certain inventory risks.

We have limited visibility into future module manufacturer, OEM, distributor, and contract manufacturer demand and the product mix that they will require. Our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. For example, we face inventory risks when we purchase material in advance and the OEM, distributor, or contract manufacturer subsequently decides to terminate use of our products or transition to the next generation of one or more of our products. If our estimates of inventory requirements are inaccurate, we will bear the cost of holding the inventory, may recognize a loss on inventory which is no longer used due to the transition to the next generation of our products or may incur additional costs to acquire additional inventory on an expedited basis.

Our production cycle times could be longer than our customer commit time. The cycle time to build inventory may pose a risk of inventory exposure to changing market demand and result in higher inventory levels and cash consumption. For instance, building inventory quickly enough in times of high demand may not be feasible and we may damage our relationships with parties that use or distribute our products. Similarly, in times of falling demand we may hold inventory in excess of forecasts or inventory that is obsolete which could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. For instance, during the fourth quarter of fiscal 2012 we incurred $1.9 million of costs in relation to forecasted excess inventory.

We depend on LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor Pty, and other outside semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity could significantly delay our ability to ship our products, damage our relationships with module manufacturers, OEMs, distributors, and contract manufacturers, reduce our sales, and increase our expenses.

We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the year and three months ended December 29, 2012 and December 31, 2011.

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

In addition to the other factors described in this Part I, Item 1A, we face a number of other significant risks associated with outsourcing fabrication, including:

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

We purchase a number of key components and materials used in our products from limited source suppliers. For example, we currently obtain synthetic sapphire substrates from three third-party suppliers, including Kyocera, Rubicon, and Namiki. Our current consumption levels of synthetic sapphire represent less than approximately two percent of worldwide synthetic sapphire production. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them. For example, competition for synthetic sapphire wafer capacity has increased significantly in recent years due to the use of sapphire as a substrate for blue and white LEDs. This increasing demand for synthetic sapphire for use in LEDs has resulted in substantial increases in the cost of sapphire substrates and could adversely impact our manufacturing costs as well as the availability of sapphire substrate supply. In addition, we and our outside foundries use a limited number of suppliers for wafer preparation. For example, we currently obtain bonded SOS substrate from Soitec USA, Inc.

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

In particular, a significant portion of our products are incorporated into mobile wireless devices. Accordingly, demand for our products is dependent on the ability of mobile wireless device manufacturers to successfully sell wireless devices that incorporate our products. We cannot be certain whether these manufacturers will be able to create or sustain demand for their wireless devices that contain our products or how long they will remain competitive in their business, if at all. The markets for these manufacturers are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions and short product life cycles. The success of these mobile wireless device manufacturers and the demand for their wireless devices can be affected by a number of factors, including those described in this Part I, Item 1A as well as:

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

Our products are sold directly and through our distributors and contract manufacturers to module manufacturers who include one or more of our RFICs in the products they supply to OEMs, and to OEMs who include our RFICs in their products. Our RFICs are generally incorporated into the module manufacturers’ and

OEMs’ products at the design stage. As a result, we rely on module manufacturers and OEMs to design our RFICs into the products they sell. Without these design wins or reductions of our RFICs incorporated into module manufacturers’ and OEMs’ products, our business could be materially and adversely affected. We often incur significant expenditures on the development of a new RFIC without any assurance that a module manufacturer or OEM will select our RFIC for design into its own product. Once a module manufacturer or OEM designs a competitor’s semiconductor into its product offering, it becomes significantly more difficult for us to sell our RFICs directly or indirectly to that module manufacturer or OEM because changing suppliers involves significant cost, time, effort, and risk for the module manufacturer or OEM. Furthermore, even if a module manufacturer or OEM designs one or more of our RFICs into its product offering, we cannot be assured that its product will be commercially successful and that we will receive any net revenue from that product. If the module manufacturers’ or OEMs’ products incorporating our RFICs fail to meet the demands of their customers or otherwise fail to achieve market acceptance, we will be unable to achieve broad adoption of our UltraCMOS technology. As a result, our net revenue and business would be adversely affected.

We design custom RFICs to meet specific requirements of the module manufacturers and OEMs. The amount and timing of net revenue from such products can cause fluctuations in our quarterly operating results.

The design and sales cycle for our custom RFICs, from initial contact by our sales force to the commencement of shipments of those products in commercial quantities, is lengthy and can range from six months to as long as two years or more. As part of this process, our sales and application engineers work closely with either the module manufacturer or OEM to analyze their respective product requirements and establish a technical specification for the custom RFIC. We then evaluate test wafers and components, and establish assembly and test procedures before manufacturing in commercial quantities can begin. The length of this cycle is influenced by many factors, including the difficulty of the technical specification, the novelty and complexity of the design and the module manufacturers’ or OEMs’ procurement processes. Module manufacturers and OEMs typically do not commit to purchase significant quantities of a custom RFIC until they are ready to commence volume shipment of their own products, and volume purchases of our custom RFICs by module manufacturers or OEMs generally do not occur until they have successfully introduced the modules or products incorporating our RFICs. Our receipt of substantial net revenue from sales of a custom RFIC depends on the module manufacturer’s or OEM’s commercial success in manufacturing and selling its product incorporating our custom RFIC. As a result, a significant period may elapse between our investment of time and resources in a custom RFIC and our receipt of substantial net revenue from sales of that product. The length of this process increases the risk that such module manufacturer or OEM will decide to cancel or change its product plans. Such cancellation or change in plans by the module manufacturer or OEM could cause us to lose anticipated sales. In addition, our financial condition and results of operations would be adversely affected if a significant module manufacturer or OEM curtails, reduces, or delays orders during our sales cycle, chooses not to release equipment that contains our custom RFICs, or are themselves not successful in the sale and marketing of their products that incorporate our custom RFICs. Additionally, a module manufacturer or OEM occasionally requests that we create custom RFICs and they agree to purchase such products only if we provide periods of exclusivity during which we will provide those custom RFICs only to that customer. These exclusivity periods restrict our ability to generate sales of these products with other customers and may cause us to lose significant sales to other module manufacturers and OEMs. Finally, if we fail to achieve initial design wins in the module manufacturer’s or OEM’s qualification process, we may lose the opportunity for significant sales to that module manufacturer or OEM for a lengthy period of time because the module manufacturer or OEM may be unlikely to change its source for those products in the future due to the significant costs associated with qualifying a new supplier and potentially redesigning its product.

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

A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended December 29, 2012, approximately 75% and 10% of our net revenue was derived from Macnica and Richardson, respectively, and for the year ended December 29, 2012, Macnica and Richardson accounted for 72% and 11% of our net revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The percentage of our net revenue attributable to customers based outside North America was 84% and 81% for the three months ended December 29, 2012 and December 31, 2011, respectively, and 83% and 70% for the years ended December 29, 2012 and December 31, 2011, respectively. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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

From time to time, the global economy has experienced significant financial turmoil and upheaval characterized by volatility and declines in prices of securities and commodities, diminished credit availability, declining consumer and business confidence, inability to access capital markets, proliferation of bankruptcies, and rising unemployment rates. It is not clear how long uncertain economic conditions would continue, how quickly the economy and employment would recover, and how much adverse impact it could have on the global economy in general and, in particular, on the economies in North America, Europe, Asia, and other regions where we market and sell our products. Uncertain economic conditions may cause module manufacturers, OEMs, distributors, and contract manufacturers to reduce demand for our products, resulting from reduced demand of their customers, which would adversely affect our financial condition and results of operations.

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

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. Highly skilled RFIC design engineers, in particular, are in short supply. We expect to continue to hire additional engineering personnel in 2013 as we expand our RFIC design and systemlevel engineering capabilities. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected. Furthermore, the loss of members of our senior management could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our operating results.

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

Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended December 29, 2012 and December 31, 2011, our research and development expenses were $10.6 million, or approximately 17% of our total net revenue, and $6.4 million, or approximately 18% of our total net revenue, respectively. In the years ended December 29, 2012 and December 31, 2011, our research and development expenses were $34.1 million, or approximately 17% of our total net revenue, and $22.7 million, or approximately 21% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.

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

We are experiencing a period of significant growth and expansion, which will continue to require the increased efforts of our management and other resources. We will also need to expand our office and facilities space to accommodate our growth in employees and operations. As of December 29, 2012, we had 402 employees, up from 164 employees as of December 31, 2005, and we shipped over 500 million RFICs in 2012, up from 14 million RFICs in 2005. This expansion has in the past required and may continue in the future to require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, offices, facilities, and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial, and management information systems, or fail to effectively hire, train, motivate, or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

We may encounter difficulties in operating our enterprise resource planning, or ERP, system, which may adversely affect our operations and financial reporting.

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

We have limited general liability or other business insurance coverage for our operations. In addition, we do not have any business insurance coverage for our operations to cover losses that may be caused by some natural disasters. Any occurrence of uncovered loss could harm our results of operations and financial condition.

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

The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights. We are presently involved in a patent infringement matter that we commenced, and we expect the number of patent and other intellectual property matters, including claims that may be asserted against us, to increase.

On February 14, 2012, we filed a complaint with the ITC and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 we moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of our patents relating to RFICs and switching technology by RFMD and Motorola Mobility. On May 11, 2012, we also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe our patents relating to SOI design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits we filed in the U.S. District Court allege infringement of the same patents and seeks, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents we have asserted in our actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, we filed a motion with the ITC to withdraw our complaints with the ITC in order to pursue relief in the U.S. District Court. On November 8, 2012, the ITC granted our motion to terminate and on November 21, 2012 the previously stayed District Court action in the Southern District of California was unstayed.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 135 U.S. and international patents issued or pending as of December 29, 2012 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. For example, we filed a lawsuit in the U.S. District Court for the Central District of California alleging the infringement of our patents by RFMD. See Item 3, “Legal Proceedings,” for further discussion. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Additionally, in September 2008, we received a Commodity Jurisdiction ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to the ITAR rather than the EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. We have taken steps to mitigate the impact of these violations. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. In addition, to reduce the likelihood of violations in the future, we have strengthened our export-related controls and procedures. For example, we implemented export classification training for employees and annual export compliance audits. As of the date of this report, we have not received a response from the U.S. Department of State. Despite the steps we have taken, we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal penalties.

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

Fluctuations in market price and volume are particularly common among securities of technology companies. The market price of our common stock may fluctuate significantly in response to the factors described in this Part I, Item 1A as well as the following factors, among others, some of which are beyond our control:

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

Substantially all of the holders of our equity securities have entered into lock-up agreements that restrict them from selling their shares for a period of at least 180 days from August 7, 2012. The lock-up agreements expired on February 10, 2013. As a result and based on shares outstanding as of December 29, 2012, an additional 25,689,172 shares are eligible for sale in the public market. In addition, shares underlying options that are either subject to the terms of our stockbased compensation plans or reserved for future issuance under our stock-based compensation plans have become eligible for sale in the public market to the extent permitted by the provisions of various option agreements, the lock-up agreements, and Rules 144 and 701 under the Securities Act. As resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Holders of approximately 23,266,496 shares, or 76%, of our common stock following our initial public offering have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered the offer and sale of 11,628,842 shares of common stock that we may issue under our stock-based compensation plans.

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

As of December 29, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

We are incurring increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company we are incurring significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC or Nasdaq. In addition, our management team will also have to adapt to the requirements of being a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting in our next annual report required to be filed with the SEC. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Furthermore, as a result of the extended time period afforded us as a newly public company, the effectiveness of our internal control over financial reporting may not be as transparent to our investors as they may otherwise expect of a public reporting company, which could further impact investor confidence in the accuracy and completeness of our financial reports.

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

We have financed our operations primarily through the sale of convertible preferred stock, equipment term notes and leases, a credit facility, and in fiscal 2012, by cash generated from operations. However, we may require additional capital from equity or debt financing in the future to fund our operations, respond to competitive pressures, or strategic opportunities. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt financing to fulfill our obligations as they become due. If we are unable to successfully manage our working capital and require additional financing, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, the terms of any new debt financing may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to incur interest expense. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:

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

We completed a study to assess whether an ownership change has occurred since our formation through August 7, 2012, the date of our initial public offering. There were no significant transactions that would be expected to effect ownership changes from August 7, 2012 through our year ended December 29, 2012. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004.

As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards; approximately $23.8 million of state NOL carryforwards; and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards. Of our $148.2 million in federal NOL available as of December 29, 2012, $129.1 million in losses were available for immediate use and $1.6 million will be available each year from 2013 through 2024. Our state NOL carryforwards consist of $64.5 million for California and $29.7 million for various other states. Of our $64.5 million in California state NOL carryforwards available as of December 29, 2012, $61.3 million in losses available for immediate use and $1.6 million will be available each year from 2013 through 2014. All of our $29.7 million in non-California state NOL carryforwards were available for immediate use as of December 29, 2012. Future ownership changes may further limit our ability to utilize our remaining tax attributes.

Future sales of our shares by, or changes in ownership of our existing significant stockholders could cause us to undergo an ownership change as defined under Section 382 of the Code. Consequently, whether we undergo an ownership change which results in a limitation on our ability to utilize our NOL and tax credit carryforwards may be a matter beyond our control.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary facility and headquarters are located in San Diego, California in a 96,384 square foot leased facility, which houses our manufacturing and supply chain organization, research and design function, as well as the majority of our marketing, sales and administration functions. The lease expires at the end of December 2015. In addition, we lease facilities in the following locations: Arlington Heights, Illinois for product development, marketing, and sales; Nashua, New Hampshire for product development; Reading, United Kingdom for product development, marketing and sales; Tokyo, Japan for marketing and sales; and Seoul, Korea for marketing and sales. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on suitable, commercially reasonable terms to accommodate future needs.

Item 3.	Legal Proceedings

In September 2008, we received a Commodity Jurisdiction ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to the international Traffic in Arms Regulations, or ITAR, rather than the Export Administration Regulations, or EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required State Department ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. We have taken steps to mitigate the impact of these violations. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. In addition, to reduce the likelihood of violations in the future, we have strengthened our export-related controls and procedures. For example, we implemented export classification training for employees and annual export compliance audits. As of December 29, 2012, we have not received a response from the U.S. Department of State. Despite the steps we have taken, we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

On February 14, 2012, we filed a complaint with the ITC and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 we moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of our patents relating to RFICs and switching technology by RFMD and Motorola Mobility. On May 11, 2012, we also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe our patents relating to SOI design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits we filed in the U.S. District Court allege infringement of the same patents and seeks, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents we have asserted in our actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, we filed a motion with the ITC to withdraw our complaints with the ITC in order to pursue relief in the U.S. District Court. On November 8, 2012, the ITC granted our motion to terminate and on November 21, 2012 the previously stayed District Court action in the Southern District of California was unstayed. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. Other than the patent infringement actions against RFMD, Motorola Mobility, and HTC, we are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights. As a result, in the future, we may be involved in various legal proceedings from time to time.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Market under the symbol “PSMI” since August 8, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ending December 29, 2012:
Third Quarter (from August 8, 2012)	$19.47	$13.99
Fourth Quarter	$18.96	$13.85

As of December 29, 2012, we had approximately 904 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common or preferred stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with certain covenants under our loan facility with Silicon Valley Bank, which restrict or limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Peregrine Semiconductor Corporation under the Securities Act of 1933, as amended, or the Securities Act.

The following graph shows a comparison from August 8, 2012 (the date our common stock commenced trading on the Nasdaq Global Market) through December 29, 2012 of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Philadelphia Semiconductor Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Philadelphia Semiconductor Index assume reinvestment of dividends. The graph assumes an investment of $100 on August 8, 2012, and the reinvestment of dividends. All returns are reported as of our fiscal month end, except for August 8, 2012, which was the date of our initial public offering.

	Period Ending
	8/8/2012	8/31/2012	9/28/2012	10/31/2012	11/30/2012	12/28/2012
Peregrine Semiconductor Corporation	100	114	121	127	121	104
Nasdaq Composite Index	100	102	103	99	100	98
Philadelphia Semiconductor Index	100	99	95	91	93	94

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

As a result of the offering, we received net proceeds of approximately $80.3 million, which is comprised of gross proceeds from shares we issued in the IPO of $86.3 million, offset by underwriting discounts and commissions of $6.0 million. Our aggregate offering costs were $4.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We intend to use the net proceeds to us from the IPO for working capital and other general corporate purposes. While we have not allocated the net proceeds of this offering to specified general corporate purposes, we may utilize such proceeds by allocating them amongst the following categories: finance our growth; develop new products; assert and defend our intellectual property rights; and fund capital expenditures. In addition, we may choose to expand our current business through acquisitions of other businesses, products, or technologies. However, we do not have agreements or commitments for any specific acquisitions at this time. We repaid our loan facility with Silicon Valley Bank during the quarter ended September 29, 2012. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed on August 7, 2012, with the SEC pursuant to Rule 424(b).

Item 6.	Selected Financial Data

The following tables set forth selected consolidated financial data. We derived the selected consolidated statement of operations data for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 and the selected consolidated balance sheet data as of December 29, 2012 and December 31, 2011 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$203,908	$107,771	$91,071
Cost of net revenue (1)	124,135	70,955	49,520

Gross profit	79,773	36,816	41,551

Operating expense:
Research and development (1)	34,134	22,730	18,040
Selling, general and administrative (1)	36,971	23,252	18,889

Total operating expense	71,105	45,982	36,929

Income (loss) from operations	8,668	(9,166)	4,622
Interest expense, net	(1,354)	(311)	(597)
Other expense, net	(130)	(9)	(118)

Income (loss) before income taxes	7,184	(9,486)	3,907
Provision (benefit) for income taxes	(88)	196	147

Net income (loss)	7,272	(9,682)	3,760
Net income allocable to preferred stockholders	(4,515)	—	(3,760)

Net income (loss) attributable to common stockholders	$2,757	$(9,682)	$—

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$(3.57)	$—

Diluted	$0.15	$(3.57)	$—

Shares used in computing net income (loss) per share:
Basic	14,291	2,715	2,504

Diluted	18,651	2,715	2,504

Footnotes on the following page.

	As of
	December 29, 2012	December 31, 2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,106	$12,119
Marketable securities	49,253	—
Working capital	78,050	18,914
Total assets	197,918	70,858
Obligations under capital leases, less current portion	18	189
Notes payable, less current portion	—	757
Convertible preferred stock	—	172,430
Stockholders’ equity (deficit)	119,119	(142,600)

Footnotes
(1)	Includes stock-based compensation expense related to options granted to employees and others as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Cost of net revenue	$588	$431	$407
Research and development	1,419	762	556
Selling, general and administrative	2,430	1,891	1,554

Total	$4,437	$3,084	$2,517

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this Report and the “Risk Factors” included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

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

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes a synthetic sapphire substrate, a near-perfect electrical insulator, providing greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These two technical attributes result in RF devices with excellent high-frequency and power handling performance, as well as, reduced crosstalk between frequencies. In addition, increased broadband linearity enables faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 135 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.

We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of December 29, 2012, we offer a broad portfolio of more than 190 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 29, 2012, our products were sold to more than 1,500 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $203.9 million, $107.8 million, and $91.1 million for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. We recorded net income of $7.3 million and $3.8 million for the years ended December 29, 2012 and December 25, 2010, respectively, and a net loss of $9.7 million for the year ended December 31, 2011. As of December 29, 2012, we had an accumulated deficit of $220.9 million.

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.” Additionally, we are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act.

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

Key Financial Measures

Net Revenue. Our net revenue is derived primarily from the sale of our products, which include both our application specific standard products and customer specific standard products. We develop application specific standard products from our own specifications, and we sell these products using our direct sales force, our network of sales representatives, and our distributors. For higher volume markets, we also develop customer specific standard products to meet the specialized requirements of individual customers, and we sell these products using our direct and indirect sales organization. We sell our products worldwide through our direct sales force and field applications engineering staff, our network of domestic and international independent sales representatives, and both worldwide and regional distribution partners. Each of these channels is supported by our customer service and marketing organizations. Prior to a customer’s selection and purchase of our products, our direct sales force and field applications engineers provide our customers technical assistance in the use of our RFICs for the design of their products. Our network of sales representatives and distributors have been selected based on their focus on and knowledge of RFICs, their ability to provide a high level of field application engineering support or their regional logistical support capabilities. We provide ongoing technical training for new products to our sales representatives and distributors to keep them informed of product enhancements and new product releases. We share product information and technical specifications with our customers using web-based tools. We plan to expand our direct sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.

To sell our products, we use various sales channels depending on the type of customer (module manufacturer, OEM, or contract manufacturer), the volume and types of products purchased by the customer, and the location of the customer. For larger module manufacturer and OEM customers, we sell our products through both our direct sales force and our sales representatives. For sale of products to Asia-based customers, we use a logistics provider and distributor to facilitate local stocking of our products to meet changes in demand, and to facilitate the billing, customs, and duties administration for these transactions. For customers that order less frequently, we use distributors on a worldwide basis as our sales channel. We monitor the purchase levels of the end customers of our distributors, and from time-to-time we may convert these end customers to direct customers to the extent that their unit volume and sales support requirements justify selling to them directly.

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

Our net revenue has grown rapidly in recent years. The principal driver of our net revenue growth has been the increased volume of sales of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary from single small low volume purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.

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

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 85%, 68%, and 59% for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 73%, 49%, and 39% for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.

Cost of Net Revenue. Cost of net revenue consists primarily of sapphire substrates, wafer processing, and testing and packaging. Cost of net revenue also includes manufacturing related personnel costs, which include stock-based compensation expenses, facilities, supplies and equipment costs, and quality assurance costs.

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

Interest Expense, Net. Interest expense, net reflects interest expense associated with borrowings, imputed interest on capital leases and customer deposit financing arrangement, and changes in fair value of warrant liabilities, offset by interest income earned on our cash, cash equivalent, and marketable securities balances.

Other Expense, Net. Other expense, net consists of currency gains and losses on conversion of non-U.S. dollar transactions into U.S. dollars and other income (expense) generated from minor non-operating transactions.

Provision for Income Taxes. The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. We have recorded a valuation allowance for the full amount of our domestic net deferred tax assets, as the realization of our domestic net deferred tax assets is uncertain.

At December 29, 2012, we have U.S. federal and state NOL carryforwards of approximately $148.2 million and $94.2 million, respectively, after taking into consideration the impact of Code section 382 as discussed below. The federal NOL carryforwards will expire between 2018 and 2031, unless previously utilized. The state NOL carryforwards will expire between 2013 and 2031, unless previously utilized. We have federal and state research tax credit carryforwards of approximately $4.4 million and $8.1 million, respectively, at December 29, 2012. The federal credits will begin to expire in 2024. The state credits do not expire.

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

We completed a study to assess whether an ownership change has occurred since our formation through August 7, 2012, including the impact of our initial public offering. There were no significant transactions that would be expected to effect ownership changes from August 7, 2012 through our year ended December 29, 2012. Based on this study, we concluded that ownership changes occurred on September 29, 2000, August 2, 2002, and October 20, 2004. As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards; approximately $23.8 million of state NOL carryforwards; and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards. Of our $148.2 million in federal NOL available as of December 29, 2012, $129.1 million in losses were available for immediate use and $1.6 million will be available each year from 2013 through 2024. Our state NOL carryforwards consist of $64.5 million for California and $29.7 million for various other states. Of our $64.5 million in California state NOL carryforwards available as of December 29, 2012, $61.3 million in losses available for immediate use and $1.6 million will be available each year from 2013 through 2014. All of our $29.7 million in non-California state NOL carryforwards were available for immediate use as of December 29, 2012. Future ownership changes may further limit our ability to utilize our remaining tax attributes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related notes included elsewhere in this Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Our net revenue is primarily generated from sales of RFICs. We recognize net revenue when each of the following have occurred: (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order; (2) the products are delivered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection of the customer receivable is deemed reasonably assured.

We record revenue based on facts available at the time of sale. Amounts that are not probable of collection once the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are the customer’s overall creditworthiness and payment history.

For distributors with rights of return, revenue is not recognized until product is shipped to the end customer of the distributor and the amount that will ultimately be collected is determinable. We offer our distributors limited stock rotation, price protection, and in some situations, credits on pricing depending on their end customer (ship and debit credits). For these distributors revenue is not recognized until product is shipped to the end customer of the distributor and the amount that will ultimately be collected is determinable. On shipments where net revenue is not recognized, we record an accounts receivable and deferred revenue for the selling price as there is a legally enforceable right to payment. Inventory at distributors remains on our books at carrying value until sold by the distributor at which time we recognize the net revenue and cost of net revenue. Revenues to these distributors are recorded net of any pricing adjustments for price protection or ship and debit credits in the same period as the sale of goods to their customers. The amount of any pricing adjustment is based on the difference between the price at which the distributor originally purchased our inventory and either: (1) a lower distribution price then being offered on those products for price protection; or (2) a special price offered to the distributor in order to meet competitive pressures in the marketplace for ship and debit credits. We do not currently offer rebates or other pricing incentives, except for volume purchase pricing at the time of sale, to direct customers or distributors.

We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required. We record net revenue for cost reimbursable service contracts as the services are performed. On a limited basis, certain of our net revenue arrangements include additional elements, such as future product deliveries or services.

Inventory Valuation

We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We value our inventory at the lower of cost or market value, with cost determined on a first-in, first-out basis. We record reductions to the carrying value of our inventory to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Determination of the market value may be complex, and therefore requires management to make assumptions and to apply judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics; inventory quantities on hand in our facilities and customer inventories; unfilled customer order quantities; forecasted customer demand; competitive pricing; seasonality factors; consumer trends; and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross profits when products are sold.

Income Taxes

We account for income taxes under the asset and liability approach. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Though we are in a three-year cumulative income position by an immaterial amount, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate given our recent history of losses and uncertainties regarding our ability to generate future taxable income sufficient to utilize existing deferred tax assets prior to their expiration. In foreign jurisdictions we do not have cumulative losses, and we have not recorded a valuation allowance to reduce our net deferred tax assets. Realization of our deferred tax assets is dependent primarily upon our future U.S. taxable income. Our judgments regarding our future profitability may change due to the trend of our operating results, future market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Stock-Based Compensation

We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to estimate certain key assumptions including future stock price volatility, expected term of the options, risk free interest rates, and dividend yields. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statement of operations based on the department to which the related employee is assigned.

Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

For the years ended December 29, 2012, December 31, 2011, and December 25, 2010, we estimated the grant date fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Risk-free interest rate	0.72%	1.26%	2.07%
Dividend yield	—	—	—
Expected term (years)	5.00	5.24	6.08
Volatility	62%	61%	60%

We based our expected volatility on the expected volatilities of a peer group of public companies within the semiconductor industry that are similar except for having publicly traded securities. When making the selections of our industry peer companies to be used in our expected volatility determination, we also considered the stage of development, size, and financial leverage of such peer companies.

We calculated the weighted-average expected term using the SEC Staff’s Simplified Method for options granted through September 2011. In October 2011 we revised our estimates to utilize data of peer companies to determine the weighted average life. We believe this change in estimate more accurately reflects the expected term of our options by basing the estimate on the specific experience of our peers.

We derived the risk-free interest rate assumption from the yield as of the grant date for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We based the assumed dividend yield on the expectation that we will not pay cash dividends in the foreseeable future.

We estimated forfeitures at the time of grant and will revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We utilized our historical forfeiture rates to estimate our future forfeiture rate. We will continue to evaluate the appropriateness of estimating the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on stock-based compensation expense as the cumulative effect of adjusting the rate for all stock-based compensation expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments during fiscal 2012 and 2011 was insignificant. We will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation on a prospective basis and incorporating these factors in the Black-Scholes option pricing model.

If in the future we determine that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by authoritative guidance, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected award lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our cost of net revenue research and development expense, and our selling, general and administrative expense.

In order to determine the grant date fair value of stock options, we are required to estimate the fair value of our common stock. Given the absence of an active trading market for our common stock until August 7, 2012, the date of our initial public offering, our board of directors was required to estimate the fair value of our common stock at the time of each grant, with the assistance of management. The exercise price for all stock options granted was at or above the estimated fair value of the underlying common stock as determined on the date of grant by our board of directors.

The following table summarizes, by quarter, the number of stock options granted since December 26, 2010 and the associated per share exercise price, and per share fair value of our common stock as determined by our board of directors, with input from management, during each of these quarters:

Grant During the Quarter Ended	Number of Options Granted	Exercise Price Per Share	Fair Value Per Share (1)
March 26, 2011	61,025	$8.95	$8.95
June 25, 2011	98,077	$8.95	$8.95
September 24, 2011	138,134	$9.76	$9.76
December 31, 2011	1,051,924	$9.76	$8.66
March 31, 2012	48,899	$10.13	$10.13
June 30, 2012	236,550	$14.02	$14.02
September 29, 2012	426,519	$14.02 – 18.71	$14.02 – 18.71
December 29, 2012	190,950	$16.34 – 17.87	$16.34 – 17.87

(1)	Represents the determination by our board of directors of the fair value of our common stock on the date of grant for options granted prior to our initial public offering on August 7, 2012. For options granted subsequent to our initial public offering, represents the closing price of the date of grant.

Our board of directors, which includes members who are experienced in valuing securities, considered objective and subjective factors in determining the estimated fair value of our common stock on each option grant date. Factors considered by our board of directors included the following:

•	the price of our convertible preferred stock sold to outside investors in arm’s-length transactions;

•	the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•	our operating and financial performance;

•	general economic outlook and specific industry conditions;

•	our actual financial condition and results of operations relative to our formal operating plan during the relevant period, as well as forecasts of our financial results;

•	the range of market multiples of comparable companies;

•	the fact that option grants involve illiquid securities in a private company;

•	the risks inherent in the development of our products and in the expansion of our target markets;

•	contemporaneous independent valuations performed at periodic intervals; and

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions.

At the date of each option grant, our board of directors determined that the exercise price for each option was equivalent to or above the then-existing fair value of our common stock. During the quarter ended December 31, 2011, after considering the factors identified above our board of directors concluded that the per share fair value of our common stock was $8.66. Our board of directors decided to maintain the per share exercise price of $9.76 from the quarter ended September 24, 2011 for stock options granted during the quarter ended December 31, 2011. Starting in February 2006, our board of directors has also considered a number of different factors, including contemporaneous valuations of our common stock for purposes of granting stock options in a manner consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Since August 2006, we considered a probability-weighted expected return method, or PWERM, to estimate the value of the common stock. This valuation method was considered to be most appropriate given the status of our business and the anticipated liquidity events. Under the PWERM method, management assigned probabilities and timing estimates to potential liquidity events for us based on a variety of factors, including primarily our recent operating history, the amount of cash held by us, and the preferences held by the preferred stock relative to our common stock. Three principal scenarios were examined: a merger or acquisition, or M&A, scenario; an initial public offering, or IPO, scenario; and a scenario in which the company continues to operate as a private entity. For each valuation date, we prepared a financial forecast to be used in the computation of the enterprise value. The financial forecasts took into account our past experience and future expectations.

•

To arrive at a value for common shares under the M&A scenario and the IPO scenario, the Guideline Public Company Method was used to estimate our total shareholder value at the time of the respective anticipated liquidity event. The Guideline Public Company Method estimates the fair value of a company by applying to that company market revenue multiples of publicly traded firms in similar lines of business. When choosing the comparable companies to be used for the Guideline Public Company Method, we focused on companies in the semiconductor industry. Some of the specific criteria we used to select and analyze comparable companies within our industry included the business description, business size, projected growth, financial condition, and historical operating results. We analyzed the business and financial profiles of the selected companies for relative similarity to us, and once such differences and similarities were determined and proper adjustments were made, we selected an appropriate total shareholder value revenue multiple for us. This revenue multiple was applied to the trailing twelve months’ revenue at the time of the anticipated future liquidity event to arrive at our anticipated total shareholder value at the time of the respective liquidity event. The total shareholder value was then allocated amongst share classes based on the amount of liquidation preferences, and the resulting equity values were discounted to the present using a discount rate which accounted for the market cost of capital and risk.

•	To estimate the value of the common shares under the continuing to operate as a private company scenario, we used two approaches: a Guideline Public Company Method and a Discounted Cash Flow

approach. The Guideline Public Company Method, as discussed previously, was applied at the valuation date to estimate the total shareholder value of the company at the present. Under the Discounted Cash Flow approach, we analyzed the forecast of our expected future financial performance, and discounted those to a present value using an appropriate discount rate which reflected the then-current company’s cost of capital. We weighed the total shareholder values determined by the Guideline Public Company Method and the Discounted Cash Flow approach to arrive at a single enterprise value for the continuing to operate as a private company scenario. Subsequently, we apportioned this total shareholder value to the various share classes, based on their respective liquidation preferences, to arrive at a value for the common shares under the continuing to operate as a private company scenario. Finally, we applied a marketability discount to reflect the fact that our common stockholders were unable to liquidate their holdings at will, or possibly at all, which resulted in a value for the common shares under the continuing to operate as a private entity scenario.

•	Lastly, we probability-weighed the common shareholder values under each of the scenarios to arrive at an indication of value for our common equity.

The factors described above were considered by our board of directors each time it determined the fair value of our common stock. The following additional factors had particular relevance in connection with the board of directors’ determination during each of the following periods:

December 26, 2010 — March 26, 2011: $8.95 per share fair value

•	Financial projections which reflect a slower than expected short-term ramp of net revenue;

•	increased valuations of our peer companies;

•	updated liquidity scenarios which reflected an increased likelihood of a delay in the possible timing of potential liquidity events during the second half of fiscal 2011; and

•	the most recent independent contemporaneous valuation report as of January 31, 2011.

March 27, 2011 — June 25, 2011: $8.95 per share fair value

•	Consistent valuations of our peer companies;

•	a slight reduction in the financial outlook for our business;

•	updated liquidity scenarios which reflected potential liquidity events during the second half of fiscal 2011; and

•	the most recent independent contemporaneous valuation report as of March 26, 2011.

June 26, 2011 — September 24, 2011: $9.76 per share fair value

•	Updated liquidity scenarios which reflected liquidity events taking place at a later stage of our revenue ramp up;

•	consistent financial outlook for our business;

•	consistent valuations of our peer companies; and

•	the most recent independent contemporaneous valuation report as of June 25, 2011.

September 25, 2011 — December 31, 2011: $8.66 per share fair value

•	Reduced valuations of our peer companies;

•	updated liquidity scenarios which reflected a reduced likelihood of commencing a public offering in 2011 or during the first half of fiscal 2012;

•	a reduction in our financial projections based on slower than expected revenue growth; and

•	the most recent independent contemporaneous valuation report as of September 24, 2011.

January 1, 2012 — March 31, 2012: $10.13 per share fair value

•	An increase in our financial projections based on our growing net revenue;

•	a slight reduction in valuations of our peer companies;

•	updated liquidity scenarios which reflected a consistent likelihood of commencing a public offering in fiscal 2012; and

•	the most recent independent contemporaneous valuation report as of December 31, 2011.

April 1, 2012 — June 30, 2012: $14.02 per share fair value

•	An increase in our financial projections based on our growing net revenue;

•	increased valuations of our peer companies;

•	updated liquidity scenarios which reflected a consistent likelihood of commencing a public offering in fiscal 2012; and

•	the most recent independent contemporaneous valuation report as of March 31, 2012.

July 1, 2012 — August 7, 2012: $14.02 per share fair value

•	Consistent financial projections based on our growing net revenue;

•	consistent valuations of our peer companies;

•	updated liquidity scenarios which reflected a consistent likelihood of commencing a public offering in fiscal 2012; and

•	the most recent independent contemporaneous valuation report as of June 30, 2012.

Our calculations are sensitive to highly subjective assumptions that we were required to make at each valuation date relating to an appropriate present value discount rate. The following table summarizes these assumptions at the end of each quarter since December 26, 2010:

Valuation Date	Present Value Discount Rate
March 26, 2011	25%
June 25, 2011	22%
September 24, 2011	22%
December 31, 2011	21%
March 31, 2012	20%
June 30, 2012	18%

Our present value discount rate was determined using a Capital Asset Pricing Model, or CAPM. The discount rate was based on an analysis of comparable companies in the semiconductor industry. We also compared the results of the CAPM discount rate to discount rates published in various studies of venture capital required rated of return for investments in companies of an equivalent stage of development.

Determining the fair market value of our common stock involves complex and subjective judgments including estimates of revenue, assumed market growth rates and estimated costs, as well as appropriate discount rates. At the time of each valuation, the significant estimates used in the discounted cash flow approach included estimates of our revenue and revenue growth rates for several years into the future. Although each time we prepared such forecasts for use in the preparation of a valuation report, we did so based on assumptions that we believed to be reasonable and appropriate, there can be no assurance that any such estimates for earlier periods or for future periods will prove to be accurate. There is also significant volatility in the semiconductor industry. Our valuations incorporate the volatility in the markets based on the Guideline Public Company Method described above. We also experience fluctuations in our own financial forecasts on a quarter to quarter basis which impacts the related valuations.

As a result of our fair value calculations using Black-Scholes option pricing model and the allocation of value to the vesting periods using the straight-line vesting attribution method, we recognized employee stock-based compensation in the statements of operations as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Cost of net revenue	$588	$431	$407
Research and development	1,419	762	556
Selling, general and administrative	2,430	1,891	1,554

Total	$4,437	$3,084	$2,517

The total compensation cost related to unvested stock option grants not yet recognized as of December 29, 2012 was $11.5 million, and the weighted-average period over which these grants are expected to vest is 2.1 years.

The intrinsic value of stock options outstanding at December 29, 2012 was $69.4 million, of which $55.6 million and $13.8 million related to stock options that were vested and unvested, respectively, at that time.

Accounting Periods

We use a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal 2012 was a 52-week year ending on December 29, 2012. Fiscal year 2011 was a 53-week year ending on December 31, 2011. Fiscal 2010 was a 52-week year ending on December 25, 2010.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net revenue	100%	100%	100%
Cost of net revenue	61	66	54

Gross profit	39	34	46

Operating expense
Research and development	17	21	20
Selling, general and administrative	18	22	21

Total operating expense	35	43	41

Income (loss) from operations	4	(9)	5
Interest expense, net	—	—	(1)
Other expense, net	—	—	—

Income (loss) before income taxes	4	(9)	4
Provision (benefit) for income taxes	—	—	—

Net income (loss)	4%	(9)%	4%

Comparison of the years ended December 29, 2012, December 31, 2011, and December 25, 2010

Net Revenue

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Product net revenue	$203,680	$104,889	$87,538
Other net revenue	228	2,882	3,533

Total net revenue	$203,908	$107,771	$91,071

A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The balance of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the year ended December 29, 2012, our product net revenue increased by $98.8 million, or 94%, compared to fiscal 2011. Product net revenue from switches used in handset antenna applications increased by $94.1 million compared to fiscal 2011, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume of our antenna switches resulted from additional design wins by a module manufacturer (Murata) who incorporates our products into their modules which are then sold to OEMs. Our volume of antenna switches also increased as Murata incorporated more of our RFICs in their modules. Product net revenue also increased by $4.0 million from sales of antenna and broadband switches used in broadband applications due to increased shipments through both North American and Asian distributors. The remaining increase in our product net revenue of $0.7 million was due to increases in our mixers / upconverters and prescalers. Other net revenue for the year ended December 29, 2012 decreased by $2.7 million compared to fiscal 2011, primarily due to the completion of a government research and development contract in the second quarter of fiscal 2011 and the fact that we entered into fewer and smaller development contracts.

For the year ended December 31, 2011, our product net revenue increased by $17.4 million or 20% compared to fiscal 2010. Product net revenue from switches used in handset antenna applications increased by $14.3 million compared to fiscal 2010. Shipments of switches used in handsets decreased in the first half of fiscal 2011 compared to fiscal 2010. However, products sold through one of our distributors for Asia (Macnica) significantly increased in the second half of fiscal 2011 compared to the first half of fiscal 2011, resulting in an overall increase of $14.3 million. Product net revenue from antenna and broadband switches used in broadband applications increased by $3.6 million due to higher shipments through both North American and Asian distributors. Digital attenuator product net revenue increased by $2.4 million as a result of additional design wins with various OEMs. These increases were partially offset by a decrease of $2.9 million due to changes in various other product families. Other net revenue for the year ended December 31, 2011 decreased by $0.7 million compared to fiscal 2010, primarily due the completion of a government research and development contract in the second quarter of fiscal 2011.

We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Fiscal Years Ended
	December 29, 2012		December 31, 2011		December 25, 2010
	(in thousands)
United States	$34,489	17%	$31,921	30%	$41,794	46%
Japan	147,458	72	52,062	48	29,917	33
All others	21,961	11	23,788	22	19,360	21

	$203,908	100%	$107,771	100%	$91,071	100%

Cost of Net Revenue and Gross Profit

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Cost of net revenue	$124,135	$70,955	$49,520
% of net revenue	61%	66%	54%
Gross profit	$79,773	$36,816	$41,551
% of net revenue	39%	34%	46%

Cost of net revenue for the year ended December 29, 2012 increased by $53.2 million, or 75%, compared to fiscal 2011 primarily due to higher volume shipments of our antenna switches used in handsets. Gross margin for the year ended December 29, 2012 increased to 39% from 34% compared to fiscal 2011. The gross margin improvement of 5% was mainly due to reduced product cost, volume increase and a change in the mix of products sold. In fiscal 2011, our product cost was negatively impacted by inventory write downs of $3.4 million during the second half of fiscal 2011. These write downs were the result of lower than anticipated yields of certain wafers in the new manufacturing processes. In fiscal 2012, the increased gross margin was partially offset by inventory write downs of $1.9 million related to forecasted excess inventory during the fourth quarter of fiscal 2012. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, or market volatility leading to fluctuations in the volumes we ship.

Cost of net revenue for the year ended December 31, 2011 increased by $21.4 million, or 43%, compared to fiscal 2010 primarily due to increased product cost. We incurred higher product cost due to the implementation of new manufacturing processes. In addition, our product cost was negatively impacted by inventory write downs of $3.4 million during the second half of fiscal 2011. These write downs were the result of lower than anticipated yields of certain wafers in the new manufacturing processes. Gross margin for the year ended December 31, 2011 decreased to 34% from 46% compared to fiscal 2010. The gross margin decline of 12% for fiscal 2011 was mainly due to increased product cost and a change in the mix of products sold. Included in our cost of net revenue are costs related to our other net revenue of $1.6 million and $2.4 million for the years ended December 31, 2011 and December 25, 2010, respectively. The decrease was mainly due to lower activity in 2011 and the completion of a government research and development contract in the second quarter of fiscal 2011, for which we include the cost of performing the contracted activity in cost of net revenue.

Research and Development

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Research and development	$34,134	$22,730	$18,040
% of net revenue	17%	21%	20%

Research and development expense for the year ended December 29, 2012 increased by $11.4 million compared to fiscal 2011. The increase was in part due to increased compensation expense of $5.2 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $6.2 million due to the number of new product development and existing product enhancement initiatives undertaken during the year ended December 29, 2012. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.

Research and development expense for the year ended December 31, 2011 increased by $4.7 million compared to fiscal 2010. The increase was primarily due to increased compensation expense of $1.6 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $3.1 million due to the number of new product development and existing product enhancement initiatives undertaken during fiscal 2011.

Selling, General and Administrative

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Selling, general and administrative	$36,971	$23,252	$18,889
% of net revenue	18%	22%	21%

Selling, general and administrative expense for the year ended December 29, 2012 increased by $13.7 million compared to fiscal 2011. The increase was in part attributable to additional compensation costs of $4.3 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees of $6.5 million, sales commissions of $0.5 million, travel expense of $0.3 million, insurance expense of $0.3 million, and a number of other smaller increases. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.

Selling, general and administrative expense for the year ended December 31, 2011 increased by $4.4 million compared to fiscal 2010. Approximately half of the increase was attributable to incremental compensation costs of $2.3 million mainly as a result of an increase in sales headcount compared to fiscal 2010. Other increases included additional professional fees of $0.2 million, additional travel expense of $0.5 million, additional stock-based compensation of $0.3 million, and a number of other smaller increases.

Other Income (Expense)

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Interest expense, net	$1,354	$311	$597
Other expense, net	$130	$9	$118

Interest expense, net for the year ended December 29, 2012 increased by $1.0 million compared to fiscal 2011 mainly due to the change in fair value of our warrant liability of $0.6 million and imputed interest on our customer deposit financing arrangement of $0.4 million. The details of this arrangement are discussed in “Liquidity and Capital Resources.” Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the year ended December 29, 2012 increased by $0.1 million compared to fiscal 2011, primarily due to higher realized foreign exchange losses.

Interest expense, net for the year ended December 31, 2011 decreased by $0.3 million compared to fiscal 2010 mainly due to lower levels of borrowing through the majority of fiscal 2011 as well as the change in fair value of our warrant liability. Other expense for the year ended December 31, 2011 decreased by $0.1 million compared to fiscal year 2010, primarily due to lower realized foreign exchange losses.

Liquidity and Capital Resources

Our principal source of liquidity as of December 29, 2012 consisted of our cash, cash equivalents, and marketable securities totaling $93.4 million. We have historically financed our operations primarily through the sale of preferred and common stock, equipment term notes, leases, a credit facility, and more recently by proceeds from our initial public offering, a customer deposit financing arrangement, and cash generated from operations. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of December 29, 2012, we have an accumulated deficit of $220.9 million. We believe a combination of our cash, cash equivalents, and marketable securities together with our forecasted cash generated from operations and our access to existing debt facility will be sufficient to meet our liquidity requirements for the next 12 months. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.

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

During the year ended December 29, 2012, we entered into a supply and prepayment agreement with Murata. The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay us a total deposit of $14.0 million between March and July 2012. In September 2012, we and Murata agreed to reduce the deposits from $14.0 million to $13.0 million. We will repay the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13.0 million. As of December 29, 2012, we received $13.0 million in deposits under the supply and prepayment agreement. In addition, our balance of prepayments received on purchase orders through Macnica was $11.4 million as of December 29, 2012.

Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the years indicated:

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(in thousands)
Net cash provided by (used in) operating activities	$16,850	$(97)	$7,751
Net cash used in investing activities	(66,769)	(4,330)	(3,445)
Net cash provided by (used in) financing activities	81,915	1,302	(3,724)
Effect of exchange rates on cash and cash equivalents	(9)	18	(73)

Net increase (decrease) in cash and cash equivalents	$31,987	$(3,107)	$509

Net cash provided by (used in) operating activities

Net cash provided by operating activities amounted to $16.9 million during the year ended December 29, 2012, and was primarily attributable to our net income of $7.3 million, customer deposits of $11.4 million, an increase in accounts payable and accrued liabilities of $16.1 million, an increase in deferred revenue of $6.9 million, depreciation and amortization of $4.6 million, stock-based compensation of $4.4 million, and our revaluation of our preferred warrants to fair value of $0.6 million, offset by an increase in inventory of $27.2 million, and an increase in prepaids and other current and noncurrent assets of $7.8 million. Our accounts payable and accrued liabilities increased along with our increased production volumes and overall growth in operations. Inventory increased to support our growing sales volume. Prepaids and other current and noncurrent assets increased due to higher volume of wafers sold to our wafer preparation suppliers, prepayments made to suppliers, and timing of payment. Deferred revenue increased based on shipments to our distributors who carried higher inventory balances.

Net cash used in investing activities

Net cash used in investing activities during the year ended December 29, 2012 consisted of purchases of marketable securities of $54.7 million and purchases of property and equipment of $17.2 million, offset by sales of marketable securities of $5.1 million. The majority of our capital expenditures in the year ended December 29, 2012 related to new testing machinery and equipment to increase capacity to support increased demand.

Net cash provided by (used in) financing activities

Net cash provided by financing activities amounted to $81.9 million during the year ended December 29, 2012, and consisted mainly of net proceeds from our initial public offering of $80.3 million, proceeds from customer deposits from Murata of $13.0 million, and proceeds from our line of credit of $3.0 million, offset by payments on our line of credit of $10.7 million, payments on notes payable of $1.6 million, payments on capital leases of $0.7 million and costs paid in connection with our initial public offering of $1.8 million. Murata paid us a total customer deposit of $13.0 million between March and July 2012. We will repay the customer deposit over the four quarters starting from the fourth quarter of fiscal 2012. During the year ended December 29, 2012 we repaid our line of credit, our notes payable and the majority of our capital leases. At December 29, 2012, there was no outstanding balance under the line of credit and the note payable and there was $14.4 million and $4.0 million available, respectively. We were in compliance with our financial loan covenants at December 29, 2012.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of December 29, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations	$31	$12	$19	$—	$—
Operating lease obligations	7,060	3,533	3,527	—	—
Inventory purchase obligations	11,494	11,494	—	—	—

Total	$18,585	$15,039	$3,546	$—	$—

As of December 29, 2012, we had recorded liabilities of $3.7 million for uncertain tax positions, which is not included in the table because we are unable to reliably estimate the amount of payments in individual years that will be made in connection with these uncertain tax positions.

Contingencies

In September 2008, we received a Commodity Jurisdiction ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to the International Traffic in Arms Regulations, or ITAR, rather than the Export Administration Regulations, or EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required State Department ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. We have taken steps to mitigate the impact of these violations. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. In addition, to reduce the likelihood of violations in the future, we have strengthened our export-related controls and procedures. For example, we implemented export classification training for employees and annual export compliance audits. As of December 29, 2012, we have not received a response from the U.S. Department of State. Despite the steps we have taken, we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

On February 14, 2012, we filed a complaint with the U.S. International Trade Commission, or ITC, and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 we moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. or RFMD, and Motorola Mobility, Inc., or Motorola Mobility. On May 11, 2012, we also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC Corporation, or HTC, to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe our patents relating to silicon on insulator, or SOI, design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits we filed in the U.S. District Court allege infringement of the same patents and seeks, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents we have asserted in our actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, we filed a motion with the ITC to withdraw our complaints with the ITC in order to pursue relief in the U.S. District Court. On November 8, 2012, the ITC granted our motion to terminate and on November 21, 2012 the previously stayed District Court action in the Southern District of California was unstayed. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents, our debt, and foreign exchange rate risk.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity, and maximize income without increasing risk. We do not enter into investments for trading or speculative purposes. Our investments have limited exposure to market risk. To minimize exposure to interest rate risk, we maintain a portfolio of U.S. Treasuries money market funds, U.S. agency securities, certificates of deposit, commercial paper, and corporate notes and bonds. Our investments are stated at fair value. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The interest rates are variable and fluctuate with current market conditions. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities and the fair value of those securities.

The Company’s exposure to changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires instruments to meet certain minimum credit ratings.

Foreign currency risk. Our sales to international customers, as well as our purchases of material from international suppliers, are denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the local currency, and as such, any fluctuation in the exchange rates of these net assets, denominated in local currency, would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. Our inventory purchases are also denominated in U.S. dollars. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 8.	Financial Statement and Supplementary Data

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 29, 2012, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and emerging growth companies.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) 1. Financial Statements.

The following Peregrine consolidated financial statements, and related notes thereto, and the related Report of our Independent Registered Public Accounting Firm are filed as part of this Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	F-2
Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011, and December 25, 2010	F-3
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 29, 2012, December 31, 2011, and December 25, 2010	F-4
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 29, 2012, December 31, 2011, and December 25, 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and December 25, 2010	F-6
Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedules.

The financial statement schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits.

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this report.

(b) Financial Statement Schedules

All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Peregrine Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of Peregrine Semiconductor Corporation as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Semiconductor Corporation at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 19, 2013

Peregrine Semiconductor Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$44,106	$12,119
Short-term marketable securities	30,361	—
Accounts receivable, net	13,353	13,082
Inventories	57,017	29,822
Prepaids and other current assets	11,108	2,644

Total current assets	155,945	57,667
Property and equipment, net	22,871	10,272
Long-term marketable securities	18,892	—
Other assets	210	2,919

Total assets	$197,918	$70,858

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$22,306	$9,390
Accrued liabilities	12,672	11,477
Accrued compensation	5,726	3,458
Customer deposits	24,425	—
Deferred revenue	12,755	5,298
Line of credit	—	7,749
Current portion of notes payable	—	861
Current portion of obligations under capital leases	11	520

Total current liabilities	77,895	38,753
Obligations under capital leases, less current portion	18	189
Notes payable, less current portion	—	757
Other long-term liabilities	886	1,329

Commitments and contingencies

Convertible preferred stock, $0.001 par value:
Series A1 convertible preferred stock, no shares and 5,968 shares authorized at December 29, 2012 and December 31, 2011, respectively; no shares and 5,763 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	—	31,837
Series B1 convertible preferred stock, no shares and 1,642 shares authorized at December 29, 2012 and December 31, 2011, respectively; no shares and 1,629 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	—	11,298
Series C1 convertible preferred stock, no shares and 6,114 shares authorized at December 29, 2012 and December 31, 2011, respectively; no shares and 6,108 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	—	35,469
Series D1 convertible preferred stock, no shares and 9,148 shares authorized at December 29, 2012 and December 31, 2011, respectively; no shares and 8,865 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	—	93,826

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000 shares and no shares authorized at December 29, 2012 and December 31, 2011, respectively; no shares issued and outstanding at December 29, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 100,000 and 33,058 shares authorized at December 29, 2012 and December 31, 2011, respectively; 31,855 and 2,776 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	32	3
Additional paid-in capital	340,221	85,828
Accumulated deficit	(220,935)	(228,207)
Accumulated other comprehensive loss	(199)	(224)

Total stockholders’ equity (deficit)	119,119	(142,600)

Total liabilities and stockholders’ equity (deficit)	$197,918	$70,858

See accompanying notes.

Peregrine Semiconductor Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net revenue	$203,908	$107,771	$91,071
Cost of net revenue	124,135	70,955	49,520

Gross profit	79,773	36,816	41,551
Operating expense:
Research and development	34,134	22,730	18,040
Selling, general and administrative	36,971	23,252	18,889

Total operating expense	71,105	45,982	36,929

Income (loss) from operations	8,668	(9,166)	4,622
Interest expense, net	(1,354)	(311)	(597)
Other expense, net	(130)	(9)	(118)

Income (loss) before income taxes	7,184	(9,486)	3,907
Provision (benefit) for income taxes	(88)	196	147

Net income (loss)	7,272	(9,682)	3,760
Net income allocable to preferred stockholders	(4,515)	—	(3,760)

Net income (loss) attributable to common stockholders	$2,757	$(9,682)	$—

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$(3.57)	$—

Diluted	$0.15	$(3.57)	$—

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	14,291	2,715	2,504

Diluted	18,651	2,715	2,504

See accompanying notes.

Peregrine Semiconductor Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net income (loss)	$7,272	$(9,682)	$3,760
Foreign currency translation adjustments	20	(20)	(38)
Unrealized gain on marketable securities	5	—	—

Comprehensive income (loss)	$7,297	$(9,702)	$3,722

See accompanying notes.

Peregrine Semiconductor Corporation

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock								Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Series A1		Series B1		Series C1		Series D1
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 26, 2009	5,763	$31,837	1,629	$11,298	6,103	$35,420	8,865	$93,826	2,267	$2	$78,748	$(222,285)	$(166)	$(143,701)
Exercise of stock options, net of repurchase liability and including vesting of early exercises	—	—	—	—	—	—	—	—	407	1	649	—	—	650
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,517	—	—	2,517
Reclassification of common stock warrant to stockholders’ deficit upon modification	—	—	—	—	—	—	—	—	—	—	640	—	—	640
Net settlement of Series C1 preferred stock warrants	—	—	—	—	5	49	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	3,760	—	3,760
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)

Balance at December 25, 2010	5,763	31,837	1,629	11,298	6,108	35,469	8,865	93,826	2,674	3	82,554	(218,525)	(204)	(136,172)
Exercise of stock options, net of repurchase liability and including vesting of early exercises	—	—	—	—	—	—	—	—	102	—	190	—	—	190
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,084	—	—	3,084
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,682)	—	(9,682)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(20)	(20)

Balance at December 31, 2011	5,763	31,837	1,629	11,298	6,108	35,469	8,865	93,826	2,776	3	85,828	(228,207)	(224)	(142,600)
Net settlement of Series D1 preferred stock warrants	—	—	—	—	—	—	47	1,285	—	—	—	—	—	—
Conversion of preferred stock upon initial public offering	(5,763)	(31,837)	(1,629)	(11,298)	(6,108)	(35,469)	(8,912)	(95,111)	22,412	22	173,715	—	—	173,737
Issuance of common stock upon initial public offering, net of offering costs and underwriter commission	—	—	—	—	—	—	—	—	6,166	6	75,784	—	—	75,790
Exercise of stock options, net of repurchase liability and including vesting of early exercises	—	—	—	—	—	—	—	—	430	1	457	—	—	458
Net settlement of common stock warrants	—	—	—	—	—	—	—	—	71	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,437	—	—	4,437
Net income	—	—	—	—	—	—	—	—	—	—	—	7,272	—	7,272
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	25	25

Balance at December 29, 2012	—	$—	—	$—	—	$—	—	$—	31,855	$32	$340,221	$(220,935)	$(199)	$119,119

See accompanying notes.

Peregrine Semiconductor Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Operating activities
Net income (loss)	$7,272	$(9,682)	$3,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,579	3,980	3,628
Loss (gain) on disposal of property and equipment	31	8	(17)
Amortization of loan discount	—	—	11
Stock-based compensation	4,437	3,084	2,517
Revaluation of warrants to fair value	633	(36)	(53)
Imputed interest related to customer deposit financing arrangements	420	—	—
Amortization of premium and discount on investments, net	169	—	—
Cash received for lease incentive	115	348	—
Changes in operating assets and liabilities:
Accounts receivable	(255)	(1,303)	201
Inventories	(27,188)	(7,522)	(3,129)
Prepaids and other current and noncurrent assets	(7,751)	(2,271)	(318)
Accounts payable and accrued liabilities	16,098	13,032	(219)
Customer deposits	11,425	—	—
Deferred revenue	6,865	265	1,370

Net cash provided by (used in) operating activities	16,850	(97)	7,751
Investing activities
Purchases of property and equipment	(17,212)	(4,354)	(3,473)
Proceeds from sale of equipment	6	24	28
Purchases of marketable securities	(54,663)	—	—
Sale of marketable securities	5,100	—	—

Net cash used in investing activities	(66,769)	(4,330)	(3,445)
Financing activities
Payments on obligations under capital leases	(661)	(681)	(745)
Proceeds from notes payable	—	—	2,567
Payments on notes payable	(1,618)	(820)	(2,128)
Proceeds from line of credit	3,000	4,500	—
Payments on line of credit	(10,749)	—	—
Proceeds from exercise of stock options	445	148	618
Proceeds from exercise of warrants	31	—	—
Payments on product financing arrangement	—	—	(3,198)
Proceeds from customer deposit financing arrangement	13,000	—	—
Proceeds from initial public offering, net of underwriter commissions	80,278	—	—
Costs paid in connection with initial public offering	(1,811)	(1,845)	(838)

Net cash provided by (used in) financing activities	81,915	1,302	(3,724)
Effect of exchange rate changes on cash and cash equivalents	(9)	18	(73)

Net change in cash and cash equivalents	31,987	(3,107)	509
Cash and cash equivalents at beginning of year	12,119	15,226	14,717

Cash and cash equivalents at end of year	$44,106	$12,119	$15,226

Supplemental disclosure of cash flow information
Interest paid	$388	$345	$603

Income taxes paid	$119	$82	$86

Supplemental disclosure of non cash financing activities
Reclassification of restricted stock to equity upon vesting of early exercised options	$13	$42	$32

Loan and capital lease obligation for capital equipment and software	$—	$207	$1,924

Conversion of convertible preferred stock to common stock	$173,715	$—	$—

See accompanying notes.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

In August 2012, the Company completed an initial public offering (IPO) of 6,325 shares of common stock, including 159 shares of common stock sold by certain selling stockholders and 825 shares of underwriters’ over-allotment option. The public offering price of the shares sold in the offering was $14.00 per share. The Company raised a total of $86,321 in gross proceeds in the IPO, or approximately $80,278 in net proceeds after deducting underwriting discounts and commissions. Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 22,412 shares of common stock.

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

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2011 was a 53-week year ending on December 31, 2011. Fiscal year 2012 was a 52-week year ending on December 29, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements as well as the reported amounts of net revenue and expense during the reporting period. The Company regularly evaluates estimates and assumptions related to areas such as revenue recognition, allowances for doubtful accounts, warranty obligations, inventory valuation, stock-based compensation expense, deferred income tax valuation allowances, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Deferred Initial Public Offering Costs

Deferred IPO costs, consisting of direct legal, accounting, and other fees and costs, were capitalized and included in other assets on the Company’s consolidated balance sheet for the periods presented prior to August 2012. Upon closing of the Company’s IPO, the aggregate deferred offering costs of $4,494 were reclassified to stockholders’ equity.

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

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible into cash and have a maturity of three months or less at the time of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company maintains an investment portfolio of various security holdings, types and maturities. The Company defines marketable securities as income yielding securities that can be readily converted into cash. Marketable securities’ short-term and long-term classifications are based on remaining maturities at each reporting period. The Company’s marketable securities include U.S. agency securities, certificates of deposit, commercial paper, and corporate notes and bonds. The Company places its cash investments in instruments that meet various parameters, including credit quality standards as specified in the Company’s investment policy.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory reserves or lower of cost or market allowances are established on a part specific basis for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions and reduce the carrying value of the related inventory. Such reductions establish a new cost basis for the specific parts. Shipping and handling costs are classified as a component of cost of net revenue in the consolidated statements of operations.

The Company continually assesses the recoverability of its inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. Determination of the market value may be complex, and therefore requires management to make assumptions and to apply judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics, inventory quantities, unfilled customer order quantities, forecasted customer demand, competitive pricing, seasonality factors, consumer trends, and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect the Company’s operating results. If actual market conditions are more favorable, the Company may have higher gross profits when products are sold.

Property and Equipment

Property and equipment is carried at cost and is depreciated using the straight-line method over the useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the estimated life of the asset or term of the lease, whichever is shorter.

Costs incurred to develop internal-use software during the application development stage are capitalized and recorded at cost. Application development stage costs generally include costs associated with internal-use

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality also are capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over three to five years once the software is ready for its intended use. Capitalized software costs were not material.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying amount of its long-lived assets, as well as their useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company has not recognized any impairment losses through December 29, 2012.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

The cost of advertising is expensed as incurred. The Company recognized advertising expense of $288, $185, and $239 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

Revenue Recognition

The Company recognizes revenue when each of the following have occurred: (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order; (2) the products are delivered, which generally occurs when the products are shipped and risk of loss has been transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection of the customer receivable is deemed reasonably assured.

The Company records revenue based on facts available at the time of sale. Amounts that are not probable of collection once the product has shipped and title has transferred to the customer are deferred until the amount that is probable of collection can be determined. Items that are considered when determining the amounts that will be ultimately collected are the customer’s overall creditworthiness and payment history.

For distributors with rights of return, revenue is not recognized until product is shipped to the end customer of the distributor and the amount that will ultimately be collected is determinable. The Company offers its distributors limited stock rotation, price protection, and in some situations, credits on pricing depending on their end customer (ship and debit credits). For these distributors revenue is not recognized until product is shipped to the end customer of the distributor and the amount that will ultimately be collected is determinable. On shipments where net revenue is not recognized, the Company records an accounts receivable and deferred revenue for the selling price as there is a legally enforceable right to payment. Inventory at distributors remains on the Company’s books at carrying value until sold by the distributor at which time the Company recognizes the net revenue and cost of net revenue. Revenues to these distributors are recorded net of any pricing adjustments for price protection or ship and debit credits in the same period as the sale of goods to their customers. The amount of any pricing adjustment is based on the difference between the price at which the distributor originally purchased the Company’s inventory and either: (1) a lower distribution price then being offered on those

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

products for price protection; or (2) a special price offered to the distributor in order to meet competitive pressures in the marketplace for ship and debit credits. The Company does not currently offer rebates or other pricing incentives, except for volume purchase pricing at the time of sale, to direct customers or distributors.

The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

The Company records revenue for cost reimbursable service contracts as the services are performed. On a limited basis, certain of the Company’s net revenue arrangements include additional elements, such as future product deliveries or services.

Warranty Accrual

The Company generally provides a product warranty for a period of one year; however, it may be longer for certain customers. Accordingly, the Company establishes provisions for estimated product warranty costs at the time net revenue is recognized based upon historical activity and, additionally, for any known product warranty issues. Warranty provisions are recorded as a cost of net revenue. The determination of such provisions requires the Company to make estimates of product return rates and expected costs to replace or rework the products under warranty. When the actual product failure rates, cost of replacements and rework costs differ from the original estimates, revisions to the estimated warranty accrual are made. Actual claims are charged against the warranty reserve.

Stock-Based Compensation

The Company has stock incentive plans under which options to purchase common stock have been granted to employees, consultants and directors. The stock options have been granted to employees with exercise prices equal to or above the fair value of the underlying stock, as determined by the board of directors on the date the equity award was granted up until the Company’s initial public offering in August 2012. The board of directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stock, and the lack of liquidity of the Company’s common stock.

Foreign Currency Translation

Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign currency exchange gains and losses.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), consists of foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Income Taxes

The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, as measured by applying currently enacted tax laws. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. For the years ended December 29, 2012 and December 31, 2011, the Company has recorded a full valuation allowance against its domestic net deferred tax assets due to uncertainty of future realization.

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

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Numerator:
Net income (loss)	$7,272	$(9,682)	$3,760
Net income allocable to preferred stockholders	(4,515)	—	(3,760)

Net income (loss) attributable to common stockholders	$2,757	$(9,682)	$—

Denominator:
Weighted average common shares outstanding	14,303	2,737	2,523
Less: weighted average unvested shares of common stock subject to repurchase	(12)	(22)	(19)

Weighted average common shares used in computing basic net income (loss) per share	14,291	2,715	2,504

Weighted average effect of potentially dilutive securities:
Stock options	4,359	—	—
Common stock warrants	1	—	—

Weighted average common shares used in computing diluted net income (loss) per share	18,651	2,715	2,504

Net income (loss) per share attributable to common stockholders:
Basic	$0.19	$(3.57)	$—

Diluted	$0.15	$(3.57)	$—

Historical outstanding anti-dilutive securities not included in diluted net income (loss) per share calculation:
Preferred stock (as converted)	—	22,365	22,365
Common stock options	1,030	7,240	6,135
Common stock warrants	—	72	72
Preferred stock warrants	—	205	205

	1,030	29,882	28,777

3. Certain Financial Statement Information

Inventories consisted of the following:

	December 29,	December 31,
	2012	2011
Raw materials	$14,087	$5,567
Work in progress	15,494	16,200
Finished goods	27,436	8,055

	$57,017	$29,822

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

During the year ended December 31, 2011, the Company recorded reductions to the carrying value of inventory of $3,355 as a result of a lower of cost or market valuation. These write downs were the result of lower than anticipated yields of certain wafers in new manufacturing processes and were recorded in cost of net revenue. During the year ended December 29, 2012, the Company recorded inventory write downs of $1,920 related to excess and obsolete inventory as a result of changes in customer forecasted demand from one of the Company’s distributors.

Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $13,616 and $4,999 at December 29, 2012 and December 31, 2011, respectively.

Property and equipment consist of the following:

	Useful Life (Years)	December 29, 2012	December 31, 2011
Computer equipment and software	3 – 5	$5,171	$4,374
Machinery and equipment	5	33,753	22,740
Office furniture and equipment	7	775	324
Leasehold improvements	Life of lease	4,477	2,608
Construction in progress		3,831	856

		48,007	30,902
Less accumulated depreciation and amortization		(25,136)	(20,630)

		$22,871	$10,272

Depreciation and amortization expense was $4,579, $3,980, and $3,628 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

Accrued liabilities consisted of the following:

	December 29,	December 31,
	2012	2011
Accrued inventory purchases	$1,125	$4,869
Accrued inventory repurchase obligation	6,900	3,725
Accrued other	4,647	2,883

	$12,672	$11,477

Accrued long-term liabilities consisted of the following:

	December 29,	December 31,
	2012	2011
Preferred stock warrant liability	$—	$651
Other long-term liabilities	886	678

	$886	$1,329

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Financial Instruments

The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of December 29, 2012:

	December 29, 2012
					Reported as
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- Term Marketable Securities	Long-Term Marketable Securities
Cash	$24,703	$—	$—	$24,703	$24,703	$—	$—
Level 1:
Money market funds	18,923	—	—	18,923	18,923	—	—

Subtotal	18,923	—	—	18,923	18,923	—	—

Level 2:
U.S. Agency securities	24,339	2	(2)	24,339	—	13,317	11,022
Certificates of deposit	9,285	2	(3)	9,284	480	6,642	2,162
Commercial paper	2,893	1	—	2,894	—	2,894	—
Corporate notes and bonds	13,211	9	(4)	13,216	—	7,508	5,708

Subtotal	49,728	14	(9)	49,733	480	30,361	18,892

Total	$93,354	$14	$(9)	$93,359	$44,106	$30,361	$18,892

There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 29, 2012. All of the long-term marketable securities had remaining maturities of between one and two years in duration at December 29, 2012.

As of December 29, 2012, the Company had 36 investments in marketable securities with a fair value of $20,225 that were in an unrealized loss position for less than 12 months and considers the declines in market value to be temporary in nature and does not consider any of its investments other-than temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis as of December 31, 2011:

	Fair Value Measurement at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents – money market funds	$8,741	$8,741	$—	$—

Total assets	$8,741	$8,741	$—	$—

Liabilities
Preferred stock warrant liability (1)	$651	$—	$—	$651

Total liabilities	$651	$—	$—	$651

(1)	The preferred stock warrants were subject to revaluation at each balance sheet date and any change in fair value was recognized as a component of interest income (expense), net in the consolidated statement of operations. These warrants were revalued up to the date preferred stock warrants were exercised and the liability related to these warrants were reclassified as stockholders’ equity (deficit).

The following table presents the changes in Level 3 instruments that are measured at fair value on a recurring basis:

Preferred Stock Warrant Liability
Ending balance at December 25, 2010	$687
Total change in value:
Included in interest expense	(36)

Ending balance at December 31, 2011	651
Total change in value:
Included in interest expense	634
Included in stockholders’ equity	(1,285)

Ending balance at December 29, 2012	$—

5. Stockholders’ Equity

Common Stock

In December 2011, the Company effected a reverse (1-for-800) and forward (800-for-1) split of the Company’s common stock. This did not effect the number of outstanding shares for any period, however, reduced the number of common stock shareholders.

Preferred Stock

Immediately prior to the closing of the IPO, all shares of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 22,412 shares of common stock. The Company initially recorded each series of convertible preferred stock at their fair values on the dates of issuance, net of issuance costs. A redemption event would only occur upon the liquidation or winding up of the Company, a greater than

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

50% change of control or sale of substantially all of the assets of the Company. As the redemption event was outside the control of the Company, all shares of convertible preferred stock were presented outside of permanent equity in accordance with accounting guidance for redeemable securities.

Further, the Company was not adjusting the carrying values of the convertible preferred stock to the redemption value of such shares as it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying values would have been made when it became probable that such redemption would occur.

The following table summarizes the rights associated with the outstanding convertible preferred stock as of December 31, 2011 (per share):

	Noncumulative Dividends	Liquidation Preference	Conversion Ratio to Common Stock
Series A1	$0.0555	$5.0888	1 to 1
Series B1	$0.0736	$6.7528	1 to 1
Series C1	$0.0627	$5.7524	1 to 1
Series D1	$0.1189	$10.9109	1 to 1

The holders of Series D1 convertible preferred stock had liquidation preference over the holders of Series A1, Series B1 and Series C1 convertible preferred stock and common stock. After the payment of the Series D1 liquidation preference, the holders of Series C1 convertible preferred stock had liquidation preference over the holders of Series A1 and Series B1 convertible preferred stock and common stock. After the payment of the Series D1 and Series C1 liquidation preferences, holders of Series A1 and Series B1 convertible preferred stock had an equal liquidation preference over the holders of common stock.

Warrants

In December 2010, holders of Series C1 convertible preferred stock warrants net settled 10 of their warrants for 5 shares of Series C1 convertible preferred stock. On the date of the settlement, the Company de-recognized the fair value of the preferred stock warrant liability of $49 against convertible preferred stock.

In May 2012, holders of Series D1 convertible preferred stock warrants net settled 80 of their warrants for 19 shares of Series D1 convertible preferred stock. On the date of the settlement, the Company de-recognized the fair value of the preferred stock warrant liability of $477 against convertible preferred stock.

The Company’s certificate of incorporation includes provisions which, based on approval of the board of directors and a majority of the stockholders of the Company, allow for a sale of the assets of the business whereby the Company could be required to pay the liquidation preference on outstanding convertible preferred stock. As a result of these provisions, warrants to purchase convertible preferred stock were accounted for as liabilities. The Company adjusts the carrying value of such warrants to their estimated fair value at each reporting date and increases or decreases in the fair value of such warrants are recorded as interest expense in the consolidated statements of operations.

At December 29, 2012 and December 31, 2011, the fair value of Series A1, Series C1, and Series D1 convertible preferred stock warrants totaled $0 and $651, respectively. The Company recorded changes to the fair value of the warrant liability of ($634), $36, and ($44) for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. The changes in the warrant liability are recorded in interest expense.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Stock-Based Compensation

2004 Plan: The Company is authorized to issue 6,495 shares upon the exercise of options to purchase common shares to employees, directors and consultants under a stock option plan adopted in 2004, as amended (the 2004 Plan). The 2004 Plan provides for the issuance of both incentive stock options (ISOs) and nonstatutory stock options (NSOs). NSOs may be granted to employees, directors or consultants, while ISOs may be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant. Options generally vest over four years, 25% on the first anniversary of the date of grant and monthly thereafter for the remaining three years. Stock options are not participating in any dividends declared by the Company.

2012 Plan: In April 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (the 2012 Plan) and the stockholders approved it in May 2012. The 2012 Plan became effective on the completion of the IPO. The 2012 Plan authorizes the grant of ISOs, NSOs, stock appreciation rights, restricted stock, stock units, and performance cash awards.

2012 ESPP: In April 2012, the Company’s board of directors adopted the 2012 Employee Stock Purchase Plan (the 2012 ESPP) and the stockholders approved it in May 2012. The 2012 ESPP became effective on the completion of the IPO. A total of 1,000 shares of common stock will be made available for sale under the 2012 ESPP. The 2012 ESPP permits participants to purchase common stock at a discount through contributions of up to 15% of their eligible compensation. The 2012 ESPP will be implemented through offering periods of approximately six months in duration. The purchase price of shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the purchase date.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following:

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Weighted-average expected term (years)	5.00	5.24	6.08
Risk-free interest rate	0.72%	1.26%	2.07%
Dividend rate	—	—	—
Volatility	62%	61%	60%
Forfeiture rate	3%	3%	2%
Estimated weighted-average fair value per stock option	$8.37	$4.47	$4.11

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury constant maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by guidance provided by the Securities and Exchange Commission. In October 2011, the Company revised its estimates to utilize data of peer companies to determine the weighted average life. This decision to use peer companies was based on a change in estimate to better align the estimated term of the Company’s options with the term experienced by the Company’s peers. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following summarizes activity related to the Company’s stock options and includes 1,743 options issued outside of the 2004 Plan and 2012 Plan at December 29, 2012:

	Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 26, 2009	5,113	$1.54	$7,299	6.84
Granted	1,513	7.12
Exercised	(404)	1.54
Forfeited	(87)	2.72

Outstanding at December 25, 2010	6,135	$2.86	$37,360	7.04

Granted	1,349	9.69
Exercised	(105)	1.84
Forfeited	(139)	5.94

Outstanding at December 31, 2011	7,240	$4.11	$34,493	6.68

Granted	903	15.98
Exercised	(432)	1.07
Forfeited	(109)	8.49

Outstanding at December 29, 2012	7,602	$5.61	$69,449	6.35

Vested and expected to vest at December 29, 2012	7,492	$5.52	$69,050	6.32

Exercisable at December 29, 2012	4,654	$2.59	$55,588	5.00

Early stock option exercises subject to repurchase are immaterial.

Total stock-based compensation expense recognized during the years ended December 29, 2012, December 31, 2011, and December 25, 2010 was comprised of the following:

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Cost of net revenue	$588	$431	$407
Research and development	1,419	762	556
Selling, general and administrative	2,430	1,891	1,554

	$4,437	$3,084	$2,517

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The total intrinsic value of stock options exercised was $5,491, $757 and $1,836 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. Upon exercise, the Company issues new shares of stock. As of December 29, 2012, the unrecognized estimated stock-based compensation related to nonvested stock options granted as of that date was $11,471, which is expected to be recognized over a weighted-average period of approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period and periodically revalues the equity instruments as they vest. The amount was not material for any period presented.

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at December 29, 2012 and December 31, 2011:

	December 29, 2012	December 31, 2011
Conversion of preferred stock	—	22,365
Preferred stock warrants	—	205
Common stock warrants	2	72
Stock awards issued and outstanding	7,602	7,240
Authorized for grants under the 2004 Plan, 2012 Plan, and 2012 ESPP	3,996	457

	11,600	30,339

6. Income Taxes

Income (loss) before income tax consisted of the following for the years ended:

	December 29, 2012	December 31, 2011	December 25, 2010
Domestic	$6,946	$(9,849)	$3,797
Foreign	238	363	110

Income (loss) before income taxes	$7,184	$(9,486)	$3,907

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The provision for income taxes is as follows for the years ended:

	December 29, 2012	December 31, 2011	December 25, 2010
Current (benefit) provision:
Federal	$(300)	$20	$24
State	49	—	—
Foreign	141	175	115

Total current	(110)	195	139
Deferred (benefit) provision:
Federal	—	—	—
State	—	—	—
Foreign	22	1	8

Total deferred	22	1	8

Total income tax provision (benefit)	$(88)	$196	$147

A reconciliation of the federal statutory rate to the effective rate is as follows:

	December 29, 2012	December 31, 2011	December 25, 2010
Income tax provision (benefit) on earnings at federal statutory rate	35.0%	(35.0)%	35.0%
State tax provision (benefit), net of federal benefit	3.2	(2.3)	5.5
Federal and state tax credits	(8.1)	(15.8)	(21.4)
Change in valuation allowance	(47.9)	55.2	(21.5)
Stock-based compensation	4.1	4.2	12.0
Valuation of warrants	3.1	(0.1)	(0.5)
Deemed repatriation of foreign earnings	3.6	—	—
Nondeductible expenses and other permanent differences, net	5.8	(4.1)	(5.2)

Income tax provision (benefit)	(1.2)%	2.1%	3.9%

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The components of the Company’s deferred tax assets are summarized as follows:

	December 29, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$55,758	$60,180
Research tax credit carryforwards	7,232	6,583
Accrued expenses and reserves	6,378	4,366
Foreign deferred tax assets	12	34

Total deferred tax assets	69,380	71,163

Deferred tax liabilities:
Depreciation	(2,918)	(1,237)

Total deferred tax liabilities	(2,918)	(1,237)

Less valuation allowance	(66,450)	(69,892)

Net deferred tax asset	$12	$34

The valuation allowance has been established to offset domestic deferred tax assets, as realization of such assets is not considered to be more likely than not due to the Company’s recent history of losses and uncertainties regarding the Company’s ability to generate future taxable income sufficient to utilize the existing deferred tax assets prior to their expiration.

At December 29, 2012, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $148,152 and $94,190, respectively, after taking into consideration the impact of Internal Revenue Code section 382 as discussed below. The federal net loss carryforwards will expire between 2018 and 2031, unless previously utilized. The state net loss carryforwards will expire between 2013 and 2031, unless previously utilized.

The Company generated excess tax benefits of approximately $1,304 from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income tax payable.

The Company had tax credit carryforwards of approximately $4,441 for federal and $8,120 for state purposes at December 29, 2012. The federal credits will begin to expire in 2024. The state research and development tax credit does not expire.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (the Code), annual use of the Company’s NOL and research credit carryforwards may be limited in the event a cumulative change in ownership of 50% of certain stockholders occurs within a three year period. An ownership change may limit the amount of NOL and research credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

The Company completed a study to assess whether an ownership change has occurred since the Company’s formation through August 7, 2012. The Company incurred ownership changes on September 29, 2000, August 2, 2002, and on October 20, 2004. As a result of these changes, the Company expects the following tax attributes to expire unused: approximately $52,200 in federal NOL carryforwards, approximately $23,800 of state NOL

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

carryforwards and approximately $3,000 of federal research tax credit carryforwards. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

During 2012, the Company recorded the residual US income tax impact on approximately $900 earnings of its foreign subsidiaries. The Company considers the remaining operating earnings of foreign subsidiaries to be indefinitely invested outside of the U.S. No provision has been made for U.S. federal and state, or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. Should the Company repatriate foreign earnings, it would adjust the income tax provision in the period in which the decision to repatriate earnings is made.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	December 29, 2012	December 31, 2011	December 25, 2010
Balance at beginning of year	$2,035	$1,863	$1,689
Increases (decreases) related to prior year tax positions	1,621	(5)	87
Increases related to current year tax positions	279	177	87
Expirations of the statute of limitations for the assessment of taxes	(193)	—	—
Settlements	—	—	—

Balance at end of year	$3,742	$2,035	$1,863

Approximately $68, $261, and $261 of the total unrecognized tax benefits at December 29, 2012, December 31, 2011, and December 25, 2010 would reduce the Company’s annual effective tax rate if recognized, and the remainder would have no effect as long as the Company’s deferred tax assets remain subject to a valuation allowance.

It is reasonably possible that a decrease in the unrecognized tax benefits of approximately $68 will occur over the next 12 months.

Due to the NOL and credit carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for years 1997 through 2011. The foreign income tax returns are open to examination for the years 2009 through 2011.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was approximately $12 and $97 accrued interest and penalties associated with uncertain tax positions as of December 29, 2012 and December 31, 2011, respectively. The amount of interest and penalties recognized during the year ended December 29, 2012, December 31, 2011, and December 25, 2010 was $85, $20, and $25, respectively.

7. Commitments and Contingencies

Leases

The Company leases its main operating facilities in San Diego, CA under operating lease agreements which expire on December 31, 2015. Future minimum annual payments under the operating lease for fiscal 2013, 2014,

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

and 2015 are approximately $728, $771, and $813, respectively. In addition, the Company leases certain equipment and software under operating lease agreements which expire between 2013 and 2016. Total operating lease expense was $3,606 and $3,154 for the years ended December 29, 2012 and December 31, 2011, respectively.

The Company leases certain equipment under capital lease obligations. Cost of assets under capital leases totaled $58 and $2,640 for fiscal years 2012 and 2011, respectively. Accumulated amortization on assets under capital leases totaled $31 and $1,309 for fiscal years 2012 and 2011, respectively. Amortization of assets recorded under capital leases is included with depreciation and amortization expense.

Annual future minimum obligations under operating leases and capital leases as of December 29, 2012, are as follows:

	Operating Leases	Capital Leases
Fiscal years:
2013	$3,533	$12
2014	2,150	12
2015	1,377	7

Total minimum lease payments	$7,060	$31

Less amount representing interest		(2)

Present value of obligations under capital lease		29
Less current portion		(11)

Long-term obligations under capital lease		$18

Long-term debt obligations

Long-term debt obligations consisted of the following as of December 31, 2011:

December 31, 2011
Line of credit	$7,749
Notes payable	1,618

9,367
Less: Current portion of notes payable, including line of credit	(8,610)

Long-term portion of notes payable	$757

During the year ended December 29, 2012, the Company repaid its line of credit and notes payable. As of December 29, 2012, there is $14,414 and $4,000 available to the Company under the line of credit and the equipment financing line, respectively, with no outstanding borrowings.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In January 2012, the Company amended its existing loan and security agreement, which increased the maximum line of credit availability up to $20,000 in accounts receivable financing and to $4,000 in equipment financing available until December 31, 2012. In February 2012, the Company drew an additional $3,000 from the line of credit. The Company is obligated to pay interest at the rate of prime plus 0.50%, subject to an interest rate floor and ceiling of 3.75% and 7.50%, respectively, for the accounts receivable financing (3.75% at December 29, 2012). Interest is payable monthly with the principal due at the maturity date, December 30, 2014. The Company is obligated to pay interest at a fixed rate of 4.75% for the equipment financing. Principal and interest is due in 36 equal monthly payments from the date of each draw. At December 29, 2012 and December 31, 2011, the outstanding balance under the line of credit was $0 and $7,749, respectively, and there was $14,414 and $1,821 available, respectively. At December 29, 2012 and December 31, 2011, the outstanding balance under the equipment financing line was $0 and $1,618, respectively, and there was $4,000 and $0 available as of December 29, 2012 and December 31, 2011. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio, minimum tangible net worth, and minimum EBITDA. The Company was in compliance with its financial covenants at December 29, 2012.

Legal Proceedings

On February 14, 2012, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a lawsuit in the U.S. District Court for the Central District of California, which on April 13, 2012 the Company moved to the U.S. District Court for the Southern District of California. Each of these actions allege the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD) and Motorola Mobility, Inc. (Motorola Mobility). On May 11, 2012, the Company also amended the ITC complaint and filed an additional lawsuit in the U.S. District Court for the Southern District of California to add HTC Corporation (HTC) to the previous actions. The complaints filed with the ITC claim that certain of RFMD’s products and certain of Motorola Mobility’s and HTC’s smartphones infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, among other remedies, an exclusion order preventing the importation and sale of infringing products in the U.S. Separately, the suits the Company filed in the U.S. District Court allege infringement of the same patents and seek, in addition to damages, to permanently enjoin RFMD, Motorola Mobility, and HTC from further infringement. On April 16, 2012, RFMD filed a lawsuit against the Company in the U.S. District Court for the Middle District of North Carolina, seeking a declaratory judgment that RFMD does not infringe the patents the Company has asserted in its actions against them or that these patents are invalid. The lawsuit filed by RFMD has been stayed pending the outcome of the ITC complaint. On October 11, 2012, the Company filed a motion with the ITC to terminate the ITC investigation in order to pursue relief in the U.S. District Court. On November 8, 2012 the ITC granted our motion to terminate and on November 21, 2012 the previously stayed District Court action in the Southern District of California was unstayed. Pursuing these actions is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

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

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters, or the matter described in the preceding paragraphs, will have a material adverse effect on its consolidated financial position or results of operations.

Commitments

The Company has open non-cancelable inventory purchase commitments of $11,494 as of December 29, 2012. Inventory purchase obligations represent purchase commitments for fixed prices and quantities of wafers, assembly, and test services. We expect to receive and pay for the majority of these materials and services during the next twelve months.

8. Supply and Prepayment Agreement

In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. In September 29, 2012, the Company and Murata agreed to reduce the deposits from $14,000 to $13,000. The Company will repay the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. As of December 29, 2012, the Company received $13,000 in deposits under the supply and prepayment agreement with Murata, which is included in customer deposits. Customer deposits as of December 29, 2012 also include prepayments on purchase orders from Macnica totaling $24,425. During the year ended December 29, 2012, the Company paid $4,000 in deposits to suppliers to support production levels. At December 29, 2012, the Company included the $4,000 in prepaids and other current assets.

9. Employee Benefits

The Company has a defined contribution 401(k) plan for employees who are at least 21 years of age. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, but not in excess of the maximum amounts allowed under the Internal Revenue Code. The Company’s contributions to the plan are discretionary and no contributions were made by the Company for any of the periods presented.

10. Concentrations and Geographic Information

The Company sells a majority of its products throughout North America, Asia and Europe. The Company makes periodic evaluations of the credit worthiness of its customers and does not require collateral for credit sales. The Company recognizes an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. The Company considers customer specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The Company’s allowance for doubtful accounts was $100 as of December 29, 2012 and December 31, 2011.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Customers that exceeded 10% of total net revenue were as follows:

	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Macnica	72%	48%	33%
Richardson	11%	16%	17%

Customers whose balance represented greater than 10% of accounts receivable were as follows:

	December 29, 2012	December 31, 2011
Macnica	43%	59%
Richardson	14%	*

*	Less than 10% of accounts receivable for the respective period end

Net revenue is allocated to the geographic region where the customer, or its business unit that makes the purchase is geographically based, or where the services were provided. Net revenue by geographic region was as follows:

	Years Ended
	December 31, 2012		December 31, 2011		December 25, 2010
United States	$34,489	17%	$31,921	30%	$41,794	46%
Japan	147,458	72%	52,062	48%	29,917	33%
All others	21,961	11%	23,788	22%	19,360	21%

	$203,908	100%	$107,771	100%	$91,071	100%

As of December 29, 2012 and December 31, 2011 substantially all of the Company’s long-lived tangible assets are located in the U.S.

In addition, four vendors supplied 98%, 99%, and 97% of the Company’s raw material for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

11. Segment Information

The Company operates in one segment related to the design, manufacturing and marketing of high performance RFICs for the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s resources and operations as a single operating segment.

Peregrine Semiconductor Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

12. Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly financial data. In our opinion, this information has been prepared on a basis consistent with that of our audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. Our quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Net Revenue	Gross Profit	Net Income (Loss)	Diluted Net Income (Loss) Per Share
Year Ended December 29, 2012
Fourth Quarter	$62,999	$27,282	$5,627	$0.15
Third Quarter	60,575	25,015	4,713	0.10
Second Quarter	43,639	16,241	(26)	(0.01)
First Quarter	36,695	11,235	(3,042)	(1.10)

Total	$203,908	$79,773	$7,272

Year Ended December 31, 2011
Fourth Quarter	$35,547	$10,682	$(2,712)	$(0.99)
Third Quarter	26,495	7,125	(4,675)	(1.72)
Second Quarter	24,529	9,801	(1,270)	(0.47)
First Quarter	21,200	9,208	(1,025)	(0.38)

Total	$107,771	$36,816	$(9,682)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: February 19, 2013	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James S. Cable and Jay Biskupski his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: February 19, 2013	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Dated: February 19, 2013	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: February 19, 2013	By:	/s/ Paul D’Addario
Paul D’Addario
Director

Dated: February 19, 2013	By:	/s/ John H. Allen
John H. Allen
Director

Dated: February 19, 2013	By:	/s/ Jeffrey K. Belk
Jeffrey K. Belk
Director

Dated: February 19, 2013	By:	/s/ Gary A. Monetti
Gary A. Monetti
Director

Dated: February 19, 2013	By:	/s/ Robert Pavey
Robert Pavey
Director

Dated: February 19, 2013	By:	/s/ Carl Schlachte
Carl Schlachte
Director

Dated: February 19, 2013	By:	/s/ Elton B. Sherwin
Elton B. Sherwin
Director

Dated: February 19, 2013	By:	/s/ Anthony S. Thornley
Anthony S. Thornley
Director

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-35623	3.1	August 17, 2012

3.2	Amended and Restated Bylaws.	8-K	001-35623	3.2	August 17, 2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Seventh Amended and Restated Investor Rights Agreement, dated August 17, 2006, by and among the Registrant, certain stockholders, and the investors listed on the signature pages thereto.	S-1	333-170711	4.3	November 19, 2010

4.5	Warrant to Purchase Stock issued June 18, 2003 to Silicon Valley Bank.	S-1	333-170711	4.5	November 19, 2010

4.6	Amendment to Warrant Agreement, dated April 2008, between SVB Financial Group and the Registrant.	S-1	333-170711	4.6	November 19, 2010

10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170711	10.1	February 16, 2011

10.2†	Peregrine Semiconductor Corporation 1996 Stock Plan.	S-1	333-170711	10.2	November 19, 2010

10.3†	Form of 1996 Stock Plan Stock Option Agreement.	S-1	333-170711	10.3	November 19, 2010

10.4†	Peregrine Semiconductor Corporation 2004 Stock Plan.	S-1	333-170711	10.4	February 16, 2011

10.5†	Form of 2004 Stock Plan Stock Option Agreement.	S-1	333-170711	10.5	November 19, 2010

10.6†	Peregrine Semiconductor Corporation 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-170711	10.6	April 27, 2012

10.7†	Peregrine Semiconductor Corporation 2012 Employee Stock Purchase Plan.	S-1	333-170711	10.7	April 27, 2012

10.8†	2012 Executive Incentive Bonus Plan.	S-1	333-170711	10.8	April 27, 2012

10.9	Industrial Lease, dated April 20, 2000, between The Irvine Company and Continuous Computing Corporation.	S-1	333-170711	10.9	February 16, 2011

10.10	Consent to Assignment and Amendment to Lease dated March 19, 2007.	S-1	333-170711	10.10	February 16, 2011

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.11	First Amendment to Lease, dated August 23, 2005, between The Irvine Company and Continuous Computing Corporation.	S-1	333-170711	10.11	February 16, 2011

10.12	Second Amendment to Lease dated June 27, 2007.	S-1	333-170711	10.12	February 16, 2011

10.13	Mutual Assignment of Lease Agreement, dated March 1, 2007, between Continuous Computing Corporation and the Registrant.	S-1	333-170711	10.13	February 16, 2011

10.14	Third Amendment to Lease, dated August 6, 2010, between The Irvine Company and the Registrant.	S-1	333-170711	10.14	February 16, 2011

10.15	Distributor Agreement, dated December 23, 2010, between Richardson Electronics, Ltd. and the Registrant.	S-1	333-170711	10.15	February 16, 2011

10.16	Distribution Agreement, dated June 30, 2008, between Clavis (a division of Macnica, Inc.) and the Registrant.	S-1	333-170711	10.16	February 16, 2011

10.17	Addendum I to Distribution Agreement, dated June 30, 2010, between Clavis (a division of Macnica, Inc.) and the Registrant.	S-1	333-170711	10.17	February 16, 2011

10.18	Second Amended and Restated Loan and Security Agreement, dated June 23, 2010, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.18	November 19, 2010

10.19†	Letter Agreement, dated April 26, 2010, between David R. Shepard and the Registrant.	S-1	333-170711	10.23	February 16, 2011

10.20†	Letter Agreement, dated April 26, 2012, between James S. Cable, Ph.D. and the Registrant.	S-1	333-170711	10.24	April 27, 2012

10.21†	Letter Agreement, dated April 26, 2012, between Jay C. Biskupski and the Registrant.	S-1	333-170711	10.25	April 27, 2012

10.22	First Amendment to Second Amended and Restated Loan and Security Agreement, dated April 22, 2011, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.26	April 2, 2012

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.23	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated December 30, 2011, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.27	April 2, 2012

10.24#	Supply and Prepayment Agreement, dated March 23, 2012, between the Registrant and Murata Manufacturing Company, Ltd.	S-1	333-170711	10.28	April 12, 2012

21.1	List of subsidiaries.	S-1	333-170711	21.1	November 19, 2010

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this report).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.
#	Registrant has omitted portions of the referenced exhibit pursuant to an order granting confidential treatment under the Securities Act, issued August 7, 2012.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.