Form 10-Q
period 2013-03-30
PEREGRINE SEMICONDUCTOR CORP
filed 2013-05-06
CIK 880177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013

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

As of March 30, 2013, the registrant had 32,033,610 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$14,167	$44,106
Short-term marketable securities	31,167	30,361
Accounts receivable, net	12,089	13,353
Inventories	60,275	57,017
Prepaids and other current assets	6,499	11,108

Total current assets	124,197	155,945
Property and equipment, net	23,239	22,871
Long-term marketable securities	16,525	18,892
Other assets	209	210

Total assets	$164,170	$197,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,265	$22,306
Accrued liabilities	7,679	12,672
Accrued compensation	2,833	5,726
Customer deposits	10,213	24,425
Deferred revenue	7,548	12,755
Current portion of obligations under capital leases	10	11

Total current liabilities	43,548	77,895
Obligations under capital leases, less current portion	13	18
Other long-term liabilities	958	886
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at March 30, 2013 and December 29, 2012; no shares issued and outstanding at March 30, 2013 and December 29, 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized at March 30, 2013 and December 29, 2012, 32,034 and 31,855 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	32	32
Additional paid-in capital	341,952	340,221
Accumulated deficit	(222,143)	(220,935)
Accumulated other comprehensive loss	(190)	(199)

Total stockholders’ equity	119,651	119,119

Total liabilities and stockholders’ equity	$164,170	$197,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net revenue	$46,625	$36,695
Cost of net revenue	26,808	25,460

Gross profit	19,817	11,235
Operating expense:
Research and development	10,164	6,442
Selling, general and administrative	10,720	7,112

Total operating expense	20,884	13,554

Loss from operations	(1,067)	(2,319)
Interest expense, net	(79)	(680)
Other income (expense), net	(34)	6

Loss before income taxes	(1,180)	(2,993)
Provision for income taxes	28	49

Net loss	$(1,208)	$(3,042)

Basic and diluted net loss per share	$(0.04)	$(1.10)

Shares used to compute basic and diluted net loss per share	31,925	2,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net loss	$(1,208)	$(3,042)
Foreign currency translation adjustments	9	26
Unrealized gain on marketable securities	8	—

Comprehensive loss	$(1,191)	$(3,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating activities
Net loss	$(1,208)	$(3,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,500	968
Stock-based compensation	1,466	980
Revaluation of warrants to fair value	—	552
Imputed interest related to deposit arrangements, net	19	—
Amortization of premium and discount on investments, net	106	—
Changes in operating assets and liabilities:
Accounts receivable	(839)	(4,251)
Inventories	(3,399)	(5,176)
Prepaids and other current and noncurrent assets	5,272	(2,081)
Accounts payable and accrued liabilities	(15,613)	7,147
Customer deposits	(9,093)	—
Deferred revenue	(5,207)	232

Net cash used in operating activities	(26,996)	(4,671)
Investing activities
Purchases of property and equipment	(1,866)	(1,427)
Purchase of marketable securities	(8,882)	—
Maturities of marketable securities	10,340	—

Net cash used in investing activities	(408)	(1,427)
Financing activities
Payments on obligations under capital leases	—	(128)
Payments on notes payable	—	(211)
Payments on customer deposit financing arrangement	(2,787)	—
Proceeds from line of credit	—	3,000
Proceeds from exercise of stock options	261	18
Proceeds from customer deposit financing arrangement	—	7,200
Costs paid in connection with initial public offering	—	(91)

Net cash provided by (used in) financing activities	(2,526)	9,788
Effect of exchange rate changes on cash and cash equivalents	(9)	19

Net change in cash and cash equivalents	(29,939)	3,709
Cash and cash equivalents at beginning of period	44,106	12,119

Cash and cash equivalents at end of period	$14,167	$15,828

Supplemental disclosure of non cash financing activities
Reclassification of restricted stock to equity upon vesting of early exercised options	$4	$6

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2012 included in the Company’s Annual Report on Form 10-K filed on February 19, 2013 with the Securities and Exchange Commission (“SEC”). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in our Form 10-K and updated as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three months March 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2012 was a 52-week year ending on December 29, 2012. The Company’s first quarter for fiscal year 2013 and 2012 were 13-week periods ending on March 30, 2013 and March 31, 2012, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements as well as the reported amounts of net revenue and expense during the reporting period. The Company regularly evaluates estimates and assumptions related to areas such as revenue recognition, allowances for doubtful accounts, warranty obligations, inventory valuation, stock-based compensation expense, deferred income tax valuation allowances, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Macnica	64%	67%
Richardson	16%	14%

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

The fair value of the Company’s cash equivalents was determined based on “Level 1” inputs. The fair value of marketable securities was determined based on “Level 2” inputs. The fair value of the Company’s “Level 2” instruments were valued based on the market approach technique which uses quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The Company does not have any financial instruments in the “Level 3” category. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of maturity and respective duration of these instruments.

2. Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated on the basis of the weighted-average number of shares of common stock including the effect of potential dilution that could occur if securities to issue common stock were exercised or converted into common stock.

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net loss	$(1,208)	$(3,042)

Denominator:
Weighted average common shares outstanding	31,931	2,780
Less: weighted average unvested shares of common stock subject to repurchase	6	15

Weighted average common shares used in computing basic and diluted net loss per share	31,925	2,765

Basic and diluted net loss per share	$(0.04)	$(1.10)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Preferred stock (as converted)	—	22,365
Common stock options	7,657	7,257
Common stock warrants	2	72
Preferred stock warrants	—	205

	7,659	29,899

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

3. Certain Financial Statement Information

Inventories consisted of the following:

	March 30, 2013	December 29, 2012
Raw materials	$23,126	$14,087
Work in progress	18,168	15,494
Finished goods	18,981	27,436

	$60,275	$57,017

Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $5,834 and $13,616 at March 30, 2013 and December 29, 2012, respectively.

Property and equipment consist of the following:

	Useful Life (Years)	March 30, 2013	December 29, 2012
Computer equipment and software	3 – 5	$5,500	$5,171
Machinery and equipment	5	35,536	33,753
Office furniture and equipment	7	785	775
Leasehold improvements	*	4,902	4,477
Construction in progress		3,149	3,831

		49,872	48,007
Less accumulated depreciation and amortization		(26,633)	(25,136)

		$23,239	$22,871

*	Leasehold improvements are amortized over the estimated life of the asset or term of the lease, whichever is shorter.

Depreciation and amortization expense was $1,500 and $968 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Accrued liabilities consisted of the following:

	March 30, 2013	December 29, 2012
Accrued inventory purchases	$788	$1,125
Accrued inventory repurchase obligation	3,230	6,900
Accrued other	3,661	4,647

	$7,679	$12,672

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Financial Instruments

The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of March 30, 2013:

	March 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$8,148	$—	$—	$8,148	$8,148	$—	$—
Level 1:
Money market funds	6,019	—	—	6,019	6,019	—	—

Subtotal	6,019	—	—	6,019	6,019	—	—

Level 2:
U.S. Agency securities	23,830	3	(5)	23,828	—	14,311	9,517
Certificates of deposit	7,845	5	(4)	7,846	—	5,203	2,643
Commercial paper	2,896	2	—	2,898	—	2,898	—
Corporate notes and bonds	13,113	10	(3)	13,120	—	8,755	4,365

Subtotal	47,684	20	(12)	47,692	—	31,167	16,525

Total	$61,851	$20	$(12)	$61,859	$14,167	$31,167	$16,525

There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 30, 2013. All of the long-term marketable securities had remaining maturities of between one and two years in duration at March 30, 2013.

As of March 30, 2013, the Company had 25 investments in marketable securities with a fair value of $16,977 that were in an unrealized loss position for less than 12 months and considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis as of December 29, 2012:

	December 29, 2012
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

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

5. Stock-Based Compensation

Total stock-based compensation expense recognized during the three months ended March 30, 2013 and March 31, 2012 was comprised of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of net revenue	$196	$143
Research and development	517	268
Selling, general and administrative	753	569

	$1,466	$980

6. Commitments and Contingencies

Legal Proceedings

On February 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, the Company filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, the Company consolidated these two U.S. District Court Actions into one lawsuit. Pursuing these actions is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

In September 2008, the Company received a Commodity Jurisdiction, or CJ, ruling from the U.S. Department of State that determined certain of the Company’s products sold in the aerospace and defense markets are subject to The International Traffic in Arms Regulations, or ITAR, rather than the Export Administration Regulations, or EAR. Given this ruling, a number of past product shipments that the Company believed were subject to the EAR were exported without the required State Department ITAR license. The Company also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. In December 2008, the Company submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. The Company has not received a response from the U.S. Department of State. The Company could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. No estimate of a loss, if any, can be made at this time.

From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters, or the matter described in the preceding paragraph, will have a material adverse effect on its consolidated financial position or results of operations.

7. Income Taxes

For the three-month period ended March 30, 2013 and March 31, 2012, the Company recorded income tax expense of $28 and $49, respectively, which consisted primarily of current foreign taxes.

8. Supply and Prepayment Agreement

In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. During the quarter ended September 29, 2012, the Company and Murata agreed to reduce the proceeds to be prepaid from $14,000 to $13,000. There were no amendments to the agreement between the Company and Murata in the three months ended March 30, 2013. The Company is repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. During the three months ended March 30, 2013, the Company repaid $2,787 in deposits under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $10,213.

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of March 30, 2013, the Company received prepayments on purchases from Macnica of $2,332, which were applied against Macnica’s outstanding accounts receivable balance, as the prepayment arrangement with Macnica had concluded. As of December 29, 2012, customer deposits included prepayments on purchase orders from Macnica of $11,425.

During 2012, the Company paid $4,000 in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the three months ended March 30, 2013, the Company received $1,101 in deposit repayments from suppliers.

9. Subsequent Events

On May 1, 2013, the Company granted 958 non-qualified stock options to our employees and directors with an estimated grant date fair value of $4,666, amortized over the service period.

On May 3, 2013 the Company amended its existing loan and security agreement with a bank, which increased the line of credit availability to $25,000 in accounts receivable financing. The Company is obligated to pay interest at a rate of LIBOR plus 2.0% to 2.5%, subject to certain covenants. Interest is payable monthly with the principal due at the maturity date, December 31, 2015. The agreement contains certain financial covenants, including covenants relating to a minimum liquidity ratio and minimum tangible net worth. As of the date of this filing, the Company had no outstanding borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 29, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K filed with the SEC on February 19, 2013.

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

Overview

We are a fabless provider of high performance radio frequency integrated circuits, or RFICs. Our solutions leverage our proprietary UltraCMOS® technology, which enables the design, manufacture, and integration of multiple radio frequency, or RF, mixed signal, and digital functions on a single chip. We believe our products deliver an industry leading combination of performance and monolithic integration. Our solutions target a broad range of applications in the aerospace and defense, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. We have shipped over one billion RFICs based on our UltraCMOS technology.

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes advanced substrate materials, providing greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These technical attributes result in RF devices with excellent high-frequency performance and power handling performance, and reduced crosstalk between frequencies. In addition, increased broadband linearity provides for faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 140 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.

We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of March 30, 2013, we offer a broad portfolio of more than 180 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 29, 2012, our products were sold to more than 1,500 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $46.6 million and $36.7 million for the three months ended March 30, 2013 and March 31, 2012, respectively, representing a growth of 27%. We recorded a net loss of $1.2 million and $3.0 million for the three months ended March 30, 2013 and March 31, 2012, respectively. As of March 30, 2013, we had an accumulated deficit of $222.1 million.

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

Our net revenue has grown rapidly in recent years. The principal driver of our net revenue growth has been increased volume of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary, from single purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide us with longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.

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

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 82% and 83% for the three months ended March 30, 2013 and March 31, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 66% and 67% for the three months ended March 30, 2013 and March 31, 2012, respectively. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.

Cost of Net Revenue. Cost of net revenue consists primarily of the cost of purchasing substrates, wafer processing, and testing and packaging. Cost of net revenue also includes manufacturing related personnel costs, which include stock-based compensation expenses, facilities, supplies and equipment costs, and quality assurance costs.

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

The factors that can influence the gross margins of any individual product, include the following:

•	the pricing that the features and performance of our products can command;

•	the volume of products produced using the same manufacturing overhead structure for procurement, test, and quality support, and their related costs;

•	write-downs of inventory;

•	the competitive pressures on the pricing of our products from similar product offerings from other semiconductor manufacturers; and

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

Provision for Income Taxes. The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. We have recorded a valuation allowance for the full amount of our domestic net deferred tax assets, as the realization of our domestic net deferred tax assets is uncertain. At December 29, 2012, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $148.2 million and $94.2 million, respectively, after taking into consideration the impact of Internal Revenue Code section 382 as discussed below. The federal net loss carryforwards will expire between 2018 and 2031, unless previously utilized. The state net loss carryforwards will expire between 2013 and 2031, unless previously utilized.

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

We completed a study to assess whether an ownership change has occurred since our formation through August 7, 2012, including the impact of our initial public offering. There were no significant transactions that would be expected to effect ownership changes from August 7, 2012 through our quarter ended March 30, 2013. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004. As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards; approximately $23.8 million of state NOL carryforwards; and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 29, 2012.

Results of Operations

Comparison of the three months ended March 30, 2013 and March 31, 2012

The following table sets forth our operating results for the three months ended March 30, 2013 and March 31, 2012.

	Three Months Ended
	March 30, 2013	% of Net revenue	March 31, 2012	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$46,625	100%	$36,695	100%	$9,930	27%
Cost of net revenue	26,808	57	25,460	69	1,348	5

Gross profit	19,817	43	11,235	31	8,582	76

Operating expense
Research and development	10,164	22	6,442	18	3,722	58
Selling, general and administrative	10,720	23	7,112	19	3,608	51

Total operating expense	20,884	45	13,554	37	7,330	54

Loss from operations	(1,067)	(2)	(2,319)	(6)	1,252	54
Interest expense, net	(79)	—	(680)	(2)	601	88
Other income (expense), net	(34)	—	6	—	(40)	*
Loss before income taxes	(1,180)	(3)	(2,993)	(8)	1,813	61
Provision for income taxes	28	—	49	—	(21)	(43)

Net loss	$(1, 208)	(3)%	$(3,042)	(8)%	$1,834	60%

*	Not meaningful.

Net Revenue

A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the three months ended March 30, 2013, our product net revenue increased by $10.0 million, or 27%, from $36.6 million to $46.6 million compared to the same quarter in fiscal 2012. Net revenue consists of product and other net revenue. Product net revenue from switches used in handset antenna applications increased by $6.2 million compared to the same quarter in fiscal 2012, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume of our antenna switches resulted mainly from additional design wins by a module manufacturer (Murata) who incorporates our products into its modules which are then sold to OEMs. Product net revenue also increased by $2.2 million from sales of antenna and broadband switches used in broadband applications due to increased shipments through our North American distributors.

We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	March 30, 2013		March 31, 2012
	(in thousands)
Japan	$29,945	64%	$24,522	67%
United States	9,719	21	7,432	20
All other	6,961	15	4,741	13

	$46,625	100%	$36,695	100%

Cost of Net Revenue and Gross Profit

Cost of net revenue for the three months ended March 30, 2013 increased by $1.3 million compared to the same quarter in fiscal 2012 primarily due to our higher net revenues. We incurred higher product costs due to higher volume of mobile wireless products. Gross margin for the three months ended March 30, 2013 increased to 43% from 31% compared to the same quarter in fiscal 2012. The gross margin improvement of 12% was mainly due to process improvements and resolution of yield issues of certain wafers faced in early fiscal 2012. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.

Research and Development

Research and development expense for the three months ended March 30, 2013 increased by $3.7 million compared to the same quarter in fiscal 2012. The increase was in part due to increased compensation expense of $2.1 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $1.6 million, primarily related to increased supplies to support new product development and existing product enhancement initiatives undertaken during the three months ended March 30, 2013. The remaining increase is related to a number of other smaller increases. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 30, 2013 increased by $3.6 million compared to the same quarter in fiscal 2012. The increase was in part attributable to additional compensation costs of $1.2 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees of $1.5 million.

The remaining increase is related to a number of other smaller increases. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.

Other Income (Expense)

Interest expense, net for the three months ended March 30, 2013 decreased by $0.6 million compared to the same quarter in fiscal 2012 mainly due to the absence of interest on the warrants which were converted to common stock as part of our initial public offering, absence of borrowing on the line of credit and absence of capital leases.

Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended March 30, 2013 remained materially consistent compared to the same quarter in fiscal 2012.

Liquidity and Capital Resources

Our principal source of liquidity as of March 30, 2013 consisted of our cash, cash equivalents, and marketable securities of $61.9 million compared to $93.4 million as of December 29, 2012. The primary reasons for the decrease from fiscal 2012 were the reduction in accounts payable and accrued liabilities balances as well as a reduced level of customer deposits.

We have historically financed our operations primarily through the sale of convertible preferred stock, equipment term notes, leases, a credit facility, and more recently by proceeds from our initial public offering, a customer deposit financing arrangement and cash generated from operations. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of March 30, 2013, we have an accumulated deficit of $222.1 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements through March 29, 2014. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.

We use cash primarily to fund operating expenses, purchase inventory, and acquire property and equipment. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses and excludes the impact of non-cash items such as depreciation and stock-based compensation.

Our primary source of cash is receipts from shipments of products to customers. Net cash collections of accounts receivable are impacted by the growth in amounts billed to our customers and the efficiency of our cash collection process, which can vary from period to period depending on the payment cycles of our major customers.

Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Net cash used in operating activities	$(26,996)	$(4,671)
Net cash used in investing activities	(408)	(1,427)
Net cash provided by (used in) financing activities	(2,526)	9,788
Effect of exchange rates on cash and cash equivalents	(9)	19

Net increase (decrease) in cash and cash equivalents	$(29,939)	$3,709

Net cash used in operating activities amounted to $27.0 million during the three months ended March 30, 2013, and was primarily attributable to a decrease in accounts payable and accrued liabilities of $15.6 million, a decrease in customer deposits of $9.1 million, a decrease in deferred revenue of $5.2 million, an increase in inventory of $3.4 million, our net loss of $1.2 million, and an increase in accounts receivable of $0.8 million, offset by depreciation and amortization of $1.5 million, stock based compensation of $1.5 million, and a decrease in prepaid expenses and other current assets of $5.3 million. Our accounts payable and accrued liabilities decreased on lower production volumes. Customer deposits decreased per the terms of the supply and prepayment agreement with Murata. The remaining balance of $2.3 million was applied against outstanding accounts receivable as the agreement to prepay on certain purchase orders terminated March 31, 2013. The deposit was fully utilized in April of 2013. Deferred revenue decreased due to reductions in shipments to a distributor who carried lower inventory balances. Inventory increased primarily due to higher levels of raw materials. Prepaid expenses and other current assets decreased due to a reduction in the non-trade receivables from suppliers.

Net cash used in investing activities during the three months ended March 30, 2013 consisted primarily of purchases of property and equipment of $1.9 million, offset by purchases and maturities of marketable securities, net, which provided $1.5 million.

Net cash used in financing activities amounted to $2.5 million during the three months ended March 30, 2013, and was primarily attributable to $2.8 million paid to Murata under our supply and prepayment agreement. Under the agreement, Murata paid us a total deposit of $13.0 million between March and July 2012. The amount will be repaid over the four quarters from the fourth quarter of fiscal 2012 to the third quarter of fiscal 2013. Proceeds from exercising stock options provided $0.3 million.

At March 30, 2013 there was no outstanding balance under the bank line of credit and note payable and there was $11.9 available. On May 3, 2013, we amended our existing loan and security agreement, which increased the maximum line of credit availability up to $25,000 in accounts receivable financing. We are obligated to pay interest at the rate of LIBOR plus 2.0% to 2.5%, subject to certain covenants.

Interest is payable monthly with the principal due at the maturity date, December 31, 2015. The agreement contains certain financial covenants, including covenants relating to minimum liquidity ratio and minimum tangible net worth. As of the date of this filing, we had no outstanding borrowing.

Contractual Obligations, Commitments, and Contingencies

In March 2012, we entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay us a total deposit of $14.0 million between March and July 2012. During the quarter ended September 29, 2012, we and Murata agreed to reduce the proceeds to be prepaid from $14.0 million to $13.0 million. There were no amendments to the agreement between us and Murata in the three months ended March 30, 2013. We are repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13.0 million. During the three months ended March 30, 2013, we repaid $2.8 million in deposits under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $10.2 million.

As of March 30, 2013, we received prepayments on purchases from Macnica of $2.3 million, which were applied against Macnica’s outstanding accounts receivable balance, as the prepayment arrangement with Macnica had concluded. As of December 29, 2012, customer deposits included prepayments on purchase orders from Macnica of $11.4 million. During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the three months ended March 30, 2013, the Company received $1.1 million in deposit repayments from suppliers.

During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the three months ended March 30, 2013, we received $1.1 million in deposit repayments from suppliers.

Contingencies

In September 2008, we received a Commodity Jurisdiction, or CJ, ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to The International Traffic in Arms Regulations, or ITAR, rather than the Export Administration Regulations, or EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required State Department ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We have not received a response from the U.S. Department of State. We could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. No estimate of a loss, if any, can be made at this time.

On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe the our patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court Actions into one lawsuit. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 6 “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report, is incorporated herein by this reference.

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

As of March 30, 2013, we had an accumulated deficit of $222.1 million. We achieved a net income of $2.8 million for the year ended December 29, 2012. However, in 2013 we generated a net loss of $1.2 million for the three months ended March 30, 2013. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

We may be unable to sustain our historical net revenue growth rate and if net revenue growth falls short of our expectations, we may not be able to immediately reduce our operating expenses proportionately, which could eliminate our profitability.

Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2008 through 2012, our annual net revenue has increased at a CAGR of 31%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. Our net revenue for the three months ended March 30, 2013 increased by 27% over the corresponding period in 2012; however our net revenues for the three months ended March 30, 2013 decreased by 26%, compared to the three months ended December 29, 2012. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Even if our net revenue increases to higher levels, we believe that a decline in the rate of growth of our net revenue is, to some extent, inevitable. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended March 30, 2013, our net revenue declined to $46.6 million from $63.0 million for the quarter ended December 29, 2012. In addition, we experienced net losses of $1.2 million, $3.0 million, $2.7 million, $4.5 million, $1.3 million, and $1.0 million for the quarters ended March 30, 2013, March 31, 2012, December 31, 2011, September 24, 2011, June 25, 2011, and March 26, 2011, respectively, compared to net income of $5.6 million, $4.7 million and $1.2 million for the quarters ended December 29, 2012, September 29, 2012 and December 25, 2010, respectively.

Changes in our product mix and in our manufacturing operations utilization may adversely affect our gross margins and operating results.

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month periods ended March 30, 2013, December 29, 2012, September 29, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 24, 2011, June 25, 2011, March 26, 2011, and December 25, 2010, our gross margins were 43%, 43%, 41%, 37%, 31%, 30%, 27%, 40%, 43%, and 48%, respectively. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected.

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

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 82% and 83% for the three months ended March 30, 2013 and March 31, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 66% and 67% for the three months ended March 30, 2013 and March 31, 2012, respectively. Sales through our distributor Macnica to module manufacturer Murata represented 61% and 62% of our net revenue for the three months ended March 30, 2013 and March 31, 2012, respectively, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.

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

In general, the lead time to produce our product is longer than the end-customer’s commitment time; therefore, our sales and operating results in any quarter are difficult to forecast.

We base our production volume on our lead time and forecasts from our customers. Because our typical lead time is longer than our customer’s commitments, they may cancel or reschedule certain orders after we have begun production. Therefore, cancelations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations.

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

We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. Prior to June 2008, we owned and operated a manufacturing facility in Sydney, Australia. In June 2008, after achieving volume outsourced production of our UltraCMOS products, we sold our ownership interest in this manufacturing operation to Silanna Foundries Pty. Ltd. and entered into an outsourced manufacturing arrangement with this company. Silanna Foundries and its wafer manufacturing subsidiary are referred to in this filing as Lilanna Semiconductor. LAPIS Semiconductor, MaganaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the three months ended March 30, 2013.

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

We purchase a number of key components and materials used in our products from limited source suppliers. For example, we currently obtain synthetic sapphire substrates from three third-party suppliers, including Kyocera, Rubicon, and Namiki. Our current consumption levels of synthetic sapphire represent less than approximately two percent of worldwide synthetic sapphire production. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them. For example, competition for synthetic sapphire wafer capacity has increased significantly in recent years due to the use of sapphire as a substrate for blue and white LEDs. This increasing demand for synthetic sapphire for use in LEDs has resulted in substantial increases in the cost of sapphire substrates and could adversely impact our manufacturing costs as well as the availability of sapphire substrate supply. In addition, we and our outside foundries use a limited number of suppliers for wafer preparation. For example, we currently obtain bonded SOS substrate from Soitec.

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

A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended March 30, 2013, approximately 64% and 16% of our net revenue was derived from Macnica and Richardson, respectively, and for the year ended December 29, 2012, Macnica and Richardson accounted for 72% and 11% of our net revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The percentage of our net revenue attributable to customers based outside North America was 79% and 80% for the three months ended March 30, 2013 and March 31, 2012, respectively. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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

Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. Highly skilled RFIC design engineers, in particular, are in short supply. We expect to continue to hire additional engineering personnel in 2013 as we expand our RFIC design and system level engineering capabilities. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected. Furthermore, the loss of members of our senior management could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our operating results.

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

Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended March 30, 2013 and March 31, 2012, our research and development expenses were $10.2 million, or approximately 22% of our total net revenue, and $6.4 million, or approximately 18% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.

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

We are experiencing a period of significant growth and expansion, which will continue to require the increased efforts of our management and other resources. We will also need to expand our office and facilities space to accommodate our growth in employees and operations. As of March 30, 2013, we had 410 employees, up from 164 employees as of December 31, 2005, and we shipped over 500 million RFICs in 2012, up from 14 million RFICs in 2005. This expansion has in the past required and may continue in the future to require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, offices, facilities, and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial, and management information systems, or fail to effectively hire, train, motivate, or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

On February 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of the Company’s patents relating to RFICs and switching technology by RFMD. The lawsuit alleges that certain of RFMD’s products infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, the Company filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, the Company consolidated these two U.S. District Court Actions into one lawsuit.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 140 U.S. and international patents issued or pending as of March 30, 2013 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Additionally, in September 2008, we received a Commodity Jurisdiction ruling from the U.S. Department of State that determined certain of our products sold in the aerospace and defense markets are subject to the ITAR rather than the EAR. Given this ruling, a number of past product shipments that we believed were subject to the EAR were exported without the required ITAR license. We also transferred ITAR technical data to one foreign person employee with the belief such data was subject to the EAR rather than the ITAR. We have taken steps to mitigate the impact of these violations. In December 2008, we submitted a voluntary disclosure to the U.S. Department of State to report the unlicensed exports. The U.S. Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. In addition, to reduce the likelihood of violations in the future, we have strengthened our export-related controls and procedures. For example, we implemented export classification training for employees and annual export compliance audits. As of the date of this filing, we have not received a response from the U.S. Department of State. Despite the steps we have taken, we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal penalties.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangement, issuance under our equity incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline. For example, our existing stockholders would suffer dilution upon exercise of options to purchase common stock under our equity incentive plans.

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

As of March 30, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

The stock market in general and market prices for the securities of technology companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

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

We completed a study to assess whether an ownership change has occurred since our formation through August 7, 2012, the date of our initial public offering. There were no significant transactions that would be expected to effect ownership changes from August 7, 2012 through our quarter ended March 30, 2013. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004.

As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards, approximately $23.8 million of state NOL carryforwards and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards. Of our $148.2 million in federal NOL available as of December 29, 2012, $129.1 million in losses were available for immediate use and $1.6 million will be available each year from 2013 through 2024. Our state NOL carryforward consist of $64.5 million for California and $29.7 million for various other states. Of our $64.5 million in California state NOL carryforwards available as of December 29, 2012, $61.3 million in losses available for immediate use and $1.6 million will be available each year from 2013 through 2014. All of our $29.7 million in non-California state NOL carryforwards were available for immediate use as of December 29, 2012. Future ownership changes may further limit our ability to utilize our remaining tax attributes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.25	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated February 14, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation

10.26	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 3, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: May 6, 2013	By:	/s/ James S. Cable
James S. Cable Chief Executive Officer, President, and Chairman (Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Jay Biskupski
Jay Biskupski Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.25	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated February 14, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation

10.26	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 3, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.