Form 10-Q
period 2013-06-29
PEREGRINE SEMICONDUCTOR CORP
filed 2013-08-05
CIK 880177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013

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

As of July 16, 2013, the registrant had 32,302,818 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$18,590	$44,106
Short-term marketable securities	27,566	30,361
Accounts receivable, net	20,128	13,353
Inventories	60,209	57,017
Prepaids and other current assets	7,305	11,108

Total current assets	133,798	155,945
Property and equipment, net	23,678	22,871
Long-term marketable securities	10,636	18,892
Other assets	208	210

Total assets	$168,320	$197,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,897	$22,306
Accrued liabilities	9,916	12,672
Accrued compensation	4,326	5,726
Customer deposits	8,119	24,425
Deferred revenue	7,765	12,755
Current portion of obligations under capital leases	9	11

Total current liabilities	46,032	77,895
Obligations under capital leases, less current portion	21	18
Other long-term liabilities	929	886
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at June 29, 2013 and December 29, 2012; no shares issued and outstanding at June 29, 2013 and December 29, 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized at June 29, 2013 and December 29, 2012, 32,271 and 31,855 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	32	32
Additional paid-in capital	344,085	340,221
Accumulated deficit	(222,591)	(220,935)
Accumulated other comprehensive loss	(188)	(199)

Total stockholders’ equity	121,338	119,119

Total liabilities and stockholders’ equity	$168,320	$197,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net revenue	$52,365	$43,639	$98,990	$80,334
Cost of net revenue	31,646	27,398	58,454	52,858

Gross profit	20,719	16,241	40,536	27,476
Operating expense:
Research and development	10,476	7,721	20,640	14,163
Selling, general and administrative	10,557	8,081	21,277	15,193

Total operating expense	21,033	15,802	41,917	29,356

Income (loss) from operations	(314)	439	(1,381)	(1,880)
Interest expense, net	(59)	(354)	(138)	(1,034)
Other expense, net	(15)	(86)	(49)	(80)

Loss before income taxes	(388)	(1)	(1,568)	(2,994)
Provision for income taxes	60	25	88	74

Net loss	$(448)	$(26)	$(1,656)	$(3,068)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.05)	$(1.10)

Shares used to compute basic and diluted net loss per share	32,171	2,814	32,048	2,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(448)	$(26)	$(1,656)	$(3,068)
Foreign currency translation adjustments	10	(24)	11	2
Unrealized loss on marketable securities	(8)	—	—	—

Comprehensive loss	$(446)	$(50)	$(1,645)	$(3,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities
Net loss	$(1,656)	$(3,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,104	1,949
Stock-based compensation	3,126	1,964
Revaluation of warrants to fair value	—	633
Imputed interest related to deposit arrangements, net	(60)	144
Amortization of premium and discount on investments, net	210	—
Cash received for lease incentives	135	—
Changes in operating assets and liabilities:
Accounts receivable	(6,780)	(5,048)
Inventories	(3,191)	(12,652)
Prepaids and other current and noncurrent assets	4,236	(8,359)
Accounts payable and accrued liabilities	(11,107)	15,928
Customer deposits	(11,425)	31,058
Deferred revenue	(4,884)	385

Net cash provided by (used in) operating activities	(28,292)	22,934
Investing activities
Purchases of property and equipment	(3,900)	(6,126)
Purchase of marketable securities	(8,882)	—
Sale of marketable securities	19,718	—

Net cash provided by (used in) investing activities	6,936	(6,126)
Financing activities
Payments on obligations under capital leases	(12)	(261)
Payments on notes payable	—	(425)
Payments on customer deposit financing arrangement	(4,881)	—
Proceeds from line of credit	—	3,000
Proceeds from exercise of stock options	734	99
Proceeds from customer deposit financing arrangement	—	12,000
Costs paid in connection with initial public offering	—	(425)

Net cash provided by (used in) financing activities	(4,159)	13,988
Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net change in cash and cash equivalents	(25,516)	30,799
Cash and cash equivalents at beginning of period	44,106	12,119

Cash and cash equivalents at end of period	$18,590	$42,918

Supplemental disclosure of non cash financing activities
Capital lease obligation for capital equipment	$17	$—

Reclassification of restricted stock to equity upon vesting of early exercised options	$4	$8

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2012 included in the Company’s Annual Report on Form 10-K filed on February 19, 2013 with the Securities and Exchange Commission (“SEC”). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in our Form 10-K and updated as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2012 was a 52-week year ending on December 29, 2012. The Company’s first two quarters for fiscal year 2013 and 2012 were 26-week periods ending on June 29, 2013 and June 30, 2012, respectively.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, marketable securities, and accounts receivable. The Company limits its exposure to credit loss by placing its cash in high credit quality financial investments. At times, such deposits may be in excess of insured limits. The Company has not experienced any significant losses on its investments.

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Macnica	71%	64%	68%	66%
Richardson	10%	15%	13%	14%

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

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net loss	$(448)	$(26)	$(1,656)	$(3,068)

Denominator:
Weighted average common shares outstanding	32,171	2,827	32,051	2,803
Less: weighted average unvested shares of common stock subject to repurchase	—	13	3	13

Weighted average common shares used in computing basic and diluted net loss per share	32,171	2,814	32,048	2,790

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.05)	$(1.10)

Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Preferred stock (as converted)	—	22,384	—	22,384
Common stock options	8,550	7,406	8,550	7,406
Common stock warrants	2	72	2	72
Preferred stock warrants	—	124	—	124

	8,552	29,986	8,552	29,986

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

3. Certain Financial Statement Information

Inventories consisted of the following:

	June 29,	December 29,
	2013	2012
Raw materials	$18,015	$14,087
Work in progress	22,804	15,494
Finished goods	19,390	27,436

	$60,209	$57,017

Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $8,904 and $13,616 at June 29, 2013 and December 29, 2012, respectively.

Property and equipment consist of the following:

	Useful Life (Years)	June 29, 2013	December 29, 2012
Computer equipment and software	3 -5	$5,976	$5,171
Machinery and equipment	5	37,390	33,753
Office furniture and equipment	7	785	775
Leasehold improvements	*	4,900	4,477
Construction in progress		2,673	3,831

		51,724	48,007
Less accumulated depreciation and amortization		(28,046)	(25,136)

		$23,678	$22,871

*	Leasehold improvements are amortized over the estimated life of the asset or remaining term of the lease, whichever is shorter.

Depreciation and amortization expense was $1,604 and $981 for the three months ended June 29, 2013 and June 30, 2012 and $3,104 and $1,949 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Accrued liabilities consisted of the following:

	June 29,	December 29,
	2013	2012
Accrued inventory purchases	$709	$1,125
Accrued inventory repurchase obligation	5,737	6,900
Accrued other	3,470	4,647

	$9,916	$12,672

Accrued inventory repurchase obligation represents raw materials sold to suppliers for processing. These raw materials remain part of the Company’s total inventory and the transactions include only customary terms and conditions, such as shipping and payment terms.

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Financial Instruments

The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of June 29, 2013:

	June 29, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$5,755	$—	$—	$5,755	$5,755	$—	$—
Level 1:
Money market funds	12,835	—	—	12,835	12,835	—	—

Subtotal	12,835	—	—	12,835	12,835	—	—

Level 2:
U.S. Agency securities	19,220	1	(8)	19,213	—	11,219	7,994
Certificates of deposit	5,965	4	(4)	5,965	—	3,323	2,642
Corporate notes and bonds	13,017	9	(2)	13,024	—	13,024	—

Subtotal	38,202	14	(14)	38,202	—	27,566	10,636

Total	$56,792	$14	$(14)	$56,792	$18,590	$27,566	$10,636

There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 29, 2013. All of the long-term marketable securities had remaining maturities of between one and two years in duration at June 29, 2013.

As of June 29, 2013, the Company had 28 investments in marketable securities with a fair value of $21,316 that were in an unrealized loss position for less than 12 months and considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

Peregrine Semiconductor Corporation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

5. Stock-Based Compensation

During the quarter ended June 29, 2013, the Company granted 1,223 non-qualified stock options to employees and directors. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted-average expected term (years)	5.00	5.00	5.00	5.00
Risk-free interest rate	0.65%	0.84%	0.68%	0.84%
Dividend rate	—	—	—	—
Volatility	61%	62%	61%	62%
Forfeiture rate	3%	3%	3%	3%
Estimated weighted-average fair value per stock option	$4.97	$7.36	$5.13	$7.01

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury constant maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The Company utilizes data of peer companies to determine the weighted average life in an effort to better align the estimated term of the Company’s options with the term experienced by the Company’s peers. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

Total stock-based compensation expense recognized during the three and six months ended June 29, 2013 and June 30, 2012 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of net revenue	$218	$128	$414	$271
Research and development	480	299	997	567
Selling, general and administrative	962	557	1,715	1,126

	$1,660	$984	$3,126	$1,964

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

7. Income Taxes

For the three- and six-month periods ended June 29, 2013, the Company recorded income tax expense of $60 and $88, respectively, which consisted primarily of current foreign taxes. The Company recorded income tax expense of $25 and $74 for the three- and six-month periods ended June 30, 2012, respectively. Income tax expense for the three- and six-month periods ended June 30, 2012 consisted primarily of current foreign taxes.

8. Supply and Prepayment Agreement

In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. During the quarter ended September 29, 2012, the Company and Murata agreed to reduce the deposit from $14,000 to $13,000. There were no amendments to the agreement between the Company and Murata in the six months ended June 29, 2013. The Company is repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. During the six months ended June 29, 2013, the Company repaid $4,881 in deposits under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $8,119.

During the six months ended June 29, 2013, the Company received the remaining prepayments on purchases from Macnica, which were applied against outstanding accounts receivable balances. There are no prepayments as of June 29, 2013 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013. As of December 29, 2012, customer deposits included prepayments on purchase orders from Macnica of $11,425.

During 2012, the Company paid $4,000 in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the six months ended June 29, 2013, the Company received $2,091 in deposit repayments from suppliers resulting in a remaining balance of $1,909.

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

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes advanced substrate materials, providing greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These technical attributes result in RF devices with excellent high-frequency performance and power handling performance, and reduced crosstalk between frequencies. In addition, increased broadband linearity provides for faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 155 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.

We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of June 29, 2013, we offer a broad portfolio of more than 190 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 29, 2012, our products were sold to more than 1,500 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $52.4 million and $99.0 million for the three and six months ended June 29, 2013, respectively, and $43.6 million and $80.3 million for the three and six months ended June 30, 2012, respectively. We recorded a net loss of $0.4 million and $1.7 million for the three and six months ended June 29, 2013, respectively, and $0.03 million and $3.1 million for the three and six months ended June 30, 2012, respectively. As of June 29, 2013, we had an accumulated deficit of $222.6 million.

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

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 84% and 83% for the three months ended June 29, 2013 and June 30, 2012, respectively, and 83% and 82% for the six months ended June 29, 2013 and June 30, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 76% and 67% for the three months ended June 29, 2013 and June 30, 2012, respectively, and 70% and 67% for the six months ended June 29, 2013 and June 30, 2012, respectively. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.

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

•

the costs and yields of semiconductor wafers, packages, and other materials used in manufacturing our products; fabrication costs; assembly and test costs; factory equipment utilization; warranty costs; and operating efficiencies.

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

We completed a study to assess whether an ownership change has occurred since our formation through July 3, 2013, including the impact of our initial public offering. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004. As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards; approximately $23.8 million of state NOL carryforwards; and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 29, 2012.

Results of Operations

Comparison of the three months ended June 29, 2013 and June 30, 2012

The following table sets forth our operating results for the three months ended June 29, 2013 and June 30, 2012.

	Three Months Ended
	June 29, 2013	% of Net revenue	June 30, 2012	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$52,365	100%	$43,639	100%	$8,726	20%
Cost of net revenue	31,646	60	27,398	63	4,248	16

Gross profit	20,719	40	16,241	37	4,478	28

Operating expense
Research and development	10,476	20	7,721	18	2,755	36
Selling, general and administrative	10,557	20	8,081	18	2,476	31

Total operating expense	21,033	40	15,802	36	5,231	33

Income (loss) from operations	(314)	—	439	1	(753)		*
Interest expense, net	(59)	—	(354)	(1)	295		*
Other expense, net	(15)	—	(86)	—	71		*

Loss before income taxes	(388)	—	(1)	—	(387)		*
Provision for income taxes	60	—	25	—	35		*

Net loss	$(448)	—%	$(26)	—%	$(422)		*%

*	Not meaningful.

Net Revenue

A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the three months ended June 29, 2013, our product net revenue increased by $8.7 million, or 20%, from $43.6 million to $52.4 million compared to the same quarter in fiscal 2012. Net revenue consists of product and other net revenue. Product net revenue from switches used in handset antenna applications increased by $10.5 million compared to the same quarter in fiscal 2012, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume resulted mainly from additional design wins by a module manufacturer (Murata) who incorporates our products into its modules which are then sold to OEMs. In addition, product net revenue increased by $1.1 million due to additional synthesizers sold into our aerospace and defense market. Together these increases in antenna switches and synthesizers more than offset the $2.5 million decrease from sales of switches used in broadband applications. The remaining difference is due to various fluctuations within other product families.

We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	June 29, 2013		June 30, 2012
	(in thousands)
Japan	$37,428	71%	$28,108	64%
United States	8,136	16	8,971	21
All other	6,801	13	6,560	15

	$52,365	100%	$43,639	100%

Cost of Net Revenue and Gross Profit

Cost of net revenue for the three months ended June 29, 2013 increased by $4.2 million compared to the same quarter in fiscal 2012 primarily due to our higher net revenues. Gross margin for the three months ended June 29, 2013 increased to 40% from 37% compared to the same quarter in fiscal 2012. The gross margin improvement of 3% was mainly due to process improvements, volume increase and a change in the mix of products sold. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.

Research and Development

Research and development expense for the three months ended June 29, 2013 increased by $2.8 million compared to the same quarter in fiscal 2012. The increase was in part due to increased compensation expense of $1.8 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $1.0 million, primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the three months ended June 29, 2013. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 29, 2013 increased by $2.5 million compared to the same quarter in fiscal 2012. The increase was in part attributable to additional compensation costs of $1.7 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees, insurance costs, recruiting expense, and sales and marketing expense. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.

Other Income (Expense)

Interest expense, net for the three months ended June 29, 2013 decreased to $0.1 million from $0.4 million for the same quarter in fiscal 2012. This decrease was due to the absence of interest expense on warrants which were converted to common stock as part of our initial public offering (IPO), and the absence of interest expense on our line of credit, our notes payable, and certain capital leases which we paid off following our IPO.

Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended June 29, 2013 remained materially consistent compared to the same quarter in fiscal 2012.

Comparison of the six months ended June 29, 2013 and June 30, 2012

The following table sets forth our operating results for the six months ended June 29, 2013 and June 30, 2012.

	Six Months Ended
	June 29, 2013	% of Net revenue	June 30, 2012	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$98,990	100%	$80,334	100%	$18,656	23%
Cost of net revenue	58,454	59	52,858	66	5,596	11

Gross profit	40,536	41	27,476	34	13,060	48

Operating expense
Research and development	20,640	21	14,163	18	6,477	46
Selling, general and administrative	21,277	21	15,193	19	6,084	40

Total operating expense	41,917	42	29,356	37	12,561	43

Loss from operations	(1,381)	(1)	(1,880)	(2)	499	27
Interest expense, net	(138)	—	(1,034)	(2)	896	87
Other expense, net	(49)	—	(80)	—	31	39

Loss before income taxes	(1,568)	(1)	(2,994)	(4)	1,426	48
Provision for income taxes	88	—	74	—	14	19

Net loss	$(1,656)	(1)%	$(3,068)	(4)%	$1,412	46%

Net Revenue

A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The balance of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the six months ended June 29, 2013, our product net revenue increased by $18.7 million, or 23% compared to the same period in fiscal 2012. Product net revenue from switches used in handset antenna applications increased by $16.8 million compared to the same period in fiscal 2012, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume resulted mainly from additional design wins by a module manufacturer (Murata) who incorporates our products into its modules which are then sold to handset OEMs. In addition, product net revenue increased by $2.1 million due to additional synthesizers sold into our aerospace and defense market. Together these increases in antenna switches and synthesizers more than offset the $0.3 million decrease from sales of switches used in broadband applications. The remaining difference is due to various fluctuations within other product families.

We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Six Months Ended
	June 29, 2013		June 30, 2012
	(in thousands)
Japan	$67,373	68%	$52,630	66%
United States	17,855	18	16,403	20
All other	13,762	14	11,301	14

	$98,990	100%	$80,334	100%

Cost of Net Revenue and Gross Profit

Cost of net revenue for the six months ended June 29, 2013 increased by $5.6 million compared to the same period in fiscal 2012 primarily due to our higher sales. Gross margin for the six months ended June 29, 2013 increased to 41% from 34% compared to the same period in fiscal 2012. The gross margin improvement of 7% was mainly due to process improvements, increased volume, a change in the mix of products sold, and resolution of yield issues of certain wafers faced in early fiscal 2012. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.

Research and Development

Research and development expense for the six months ended June 29, 2013 increased by $6.5 million compared to the same period in fiscal 2012. The increase was in part due to increased compensation expense of $4.1 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $2.4 million due to the number of new product development and existing product enhancement initiatives undertaken during the six months ended June 29, 2013. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 29, 2013 increased by $6.1 million compared to the same period in fiscal 2012. The increase was in part attributable to additional compensation costs of $2.9 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees, insurance costs, training and recruiting expense, and sales and marketing expense. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.

Other Income (Expense)

Interest expense, net for the six months ended June 29, 2013 decreased to $0.1 million from $1.0 million for the same quarter in fiscal 2012. This decrease was due to the absence of interest expense on warrants which were converted to common stock as part of our initial public offering (IPO), and the absence of interest expense on our line of credit, notes payable, and certain capital leases which we paid off following our IPO.

Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the six months ended June 29, 2013 remained materially consistent compared to the same quarter in fiscal 2012.

Liquidity and Capital Resources

Our principal source of liquidity as of June 29, 2013 consisted of our cash, cash equivalents, and marketable securities of $56.8 million compared to $93.4 million as of December 29, 2012. We have historically financed our operations primarily through the sale of convertible preferred stock, equipment term notes, leases, a credit facility, and more recently by proceeds from our initial public offering, and a customer deposit financing arrangement. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of June 29, 2013, we have an accumulated deficit of $222.6 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements through June 28, 2014. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.

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

Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended
	June 29, 2013	June 30, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$(28,292)	$22,934
Net cash provided by (used in) investing activities	6,936	(6,126)
Net cash provided by (used in) financing activities	(4,159)	13,988
Effect of exchange rates on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	$(25,516)	$30,799

Net cash used in operating activities amounted to $28.3 million during the six months ended June 29, 2013, and was primarily attributable to a decrease in customer deposits of $11.4 million, a decrease in accounts payable and accrued liabilities of $11.1 million, an increase in accounts receivable of $6.8 million, a decrease in deferred revenue of $4.9 million, an increase in inventory of $3.2 million, our net loss of $1.7 million, and offset by depreciation and amortization of $3.1 million, stock-based compensation of $3.1 million, and a decrease in prepaid expenses and other current assets of $4.2 million. During the six months ended June 29, 2013, our customer deposits decreased as we received the remaining prepayments on purchases from Macnica, which were applied against outstanding accounts receivable balances. There are no prepayments as of June 29, 2013 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013. As of December 29, 2012, customer deposits included prepayments on purchase orders from Macnica of $11.4 million. Accounts payable and accrued liabilities decreased due to the timing of vendor payments during the period. Accounts receivable increased due to timing of cash collections and a higher percentage of shipments through our Asian distributor at the end of the period compared to the timing in previous periods. Deferred revenue decreased due to our distributor (Macnica) who carried lower inventory balances. Inventory increased primarily due to higher levels of raw materials and to support our growing sales volume. Prepaid expenses and other current assets decreased as we received $2.1 million deposit repayments from our suppliers. Prepaid expenses and other current assets also decreased due to a reduction in non-trade receivables from suppliers.

Net cash provided by investing activities during the six months ended June 29, 2013 consisted primarily of maturities of marketable securities, net of purchases, which provided $10.8 million, offset by purchases of property and equipment of $3.9 million. The majority of our capital expenditures for the six months ended June 29, 2013 related to new testing machinery and equipment to increase capacity to support increased demand.

Net cash used in financing activities amounted to $4.2 million during the six months ended June 29, 2013, and was primarily attributable to $4.9 million paid to Murata under a customer deposit financing arrangement. Under the arrangement, Murata paid us a total deposit of $13.0 million between March and July 2012. As of June 29, 2013, we have a remaining receivable customer deposit balance of $8.1 million. Also, proceeds from exercising stock options provided $0.7 million during the six months ended June 29, 2013.

At June 29, 2013 there was no outstanding balance under the bank line of credit and note payable and there was $16.7 million available. On May 3, 2013, we amended our existing loan and security agreement, which increased the maximum line of credit availability up to $25.0 million in accounts receivable financing. We are obligated to pay interest at the rate LIBOR plus 2.0% to 2.5%, subject to certain covenants. Interest is payable monthly with the principal due at the maturity date, December 31, 2015. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio and minimum tangible net worth. As of the date of this filing, we had no outstanding borrowings.

Contractual Obligations, Commitments, and Contingencies

In March 2012, we entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay us a total deposit of $14.0 million between March and July 2012. During the quarter ended September 29, 2012, we and Murata agreed to reduce the deposit from $14.0 million to $13.0 million. There were no amendments to the agreement between us and Murata in the six months ended June 29, 2013. We are repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13.0 million. During the six months ended June 29, 2013, we repaid $4.9 million in deposits under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $8.1 million.

During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the six months ended June 29, 2013, we received $2.1 million in deposit repayments from suppliers resulting in a remaining balance of $1.9 million.

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

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and foreign exchange rate risk.

Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity, and maximize income without increasing risk. We do not enter into investments for trading or speculative purposes. Our investments have limited exposure to market risk. To minimize exposure to interest rate risk, we typically maintain a portfolio of U.S. Treasuries money market funds, U.S. agency securities, certificates of deposit, commercial paper, and corporate notes and bonds. Our investments are stated at fair value. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The interest rates are variable and fluctuate with current market conditions. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities and the fair value of those securities.

Our exposure to changes in interest rates relates primarily to our investment portfolio. We invest in highly rated securities carrying a short-term credit rating of at least A1/P1, and our policy generally limits the amount of credit exposure to any one issuer.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 29, 2013, we had an accumulated deficit of $222.6 million. We achieved a net income of $2.8 million for the year ended December 29, 2012. However, in 2013 we generated a net loss of $1.7 million for the six months ended June 29, 2013. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

We may be unable to sustain our historical net revenue growth rate and if net revenue growth falls short of our expectations, we may not be able to immediately reduce our operating expenses proportionately, which could eliminate our profitability.

Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2008 through 2012, our annual net revenue has increased at a CAGR of 31%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. Our net revenue for the three and six months ended June 29, 2013 increased by 12% and 23%, respectively, over the corresponding periods in 2012; however, our net revenue for the three months ended March 30, 2013 decreased by 26% compared to the three months ended December 29, 2012. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended June 29, 2013, our net revenue increased to $52.4 million from $46.6 million for the quarter ended March 30, 2013. In addition, we experienced net losses of $0.4 million and $1.2 million for the quarters ended June 29, 2013 and March 30, 2013, respectively, compared to net income of $5.6 million and $4.7 million for the quarters ended December 29, 2012 and September 29, 2012, respectively.

Changes in our product mix and in our manufacturing operations utilization may adversely affect our gross margins and operating results.

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month period ended December 25, 2010 our gross margin was 48% compared to the three month period ended September 24, 2011 in which our gross margin was 27%. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected. For the current quarter ending June 29, 2013 our gross margin was 40%.

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

Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 84% and 83% for the three months ended June 29, 2013 and June 30, 2012, respectively, and 83% and 82% for the six months ended June 29, 2013 and June 30, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 76% and 67% for the three months ended June 29, 2013 and June 30, 2012, respectively, and 70% and 67% for the six months ended June 29, 2013 and June 30, 2012, respectively. Sales through our distributor Macnica to module manufacturer Murata represented 71% of our net revenue for the three months ended June 29, 2013 and 66% for the six months ended June 29, 2013, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.

With the exception of a supply and prepayment agreement and a license agreement with Murata, substantially all of our business, including that from our largest customers, is conducted through standard purchase orders, which provide no contractual guarantees beyond the purchase order itself. It is possible that any of our major customers could terminate its purchasing relationship with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors, or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in net revenue and adversely affect our results of operations. To date, we have not experienced significant risk with respect to customer credit risk, but this could change as we expand our business in size and into new geographies in the future.

In general, the lead time to produce our product is longer than the end-customer’s commitment time; therefore, our sales and operating results in any quarter are difficult to forecast.

We base our production volume on our lead time and forecasts from our customers. Because our typical lead time is longer than customer’s commitments, they may cancel or reschedule certain orders after we have begun production. Therefore, cancelations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on limited sources of supply for some of the key components and materials in our products, and a limited number of suppliers for wafer preparation, which makes us susceptible to quality risks, shortages, and price fluctuations that could adversely affect our operating results.

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

We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. We have an outsourced manufacturing agreement with Silanna Foundries Pty. Ltd. and its wafer manufacturing subsidiary, referred to as Silanna Semiconductor. LAPIS Semiconductor, MaganaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the three and six months ended June 29, 2013.

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

A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended June 29, 2013, approximately 71% and 10% of our net revenue was derived from Macnica and Richardson, respectively, and for the six months ended June 29, 2013, Macnica and Richardson accounted for 68% and 13% of our net revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.

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

The percentage of our net revenue attributable to customers based outside North America was 84% and 79% for the three months ended June 29, 2013 and June 30, 2012, respectively, and 82% and 80% for the six months ended June 29, 2013 and June 30, 2012, respectively. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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

Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended June 29, 2013 and June 30, 2012, our research and development expenses were $10.5 million, or approximately 20% of our total net revenue, and $7.7 million, or approximately 18% of our total net revenue, respectively. In the six-month period ended June 29, 2013 and June 30, 2012, our research and development expenses were $20.6 million, or approximately 21% of our total net revenue, and $14.2 million, or approximately 18% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.

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

We are experiencing a period of significant growth and expansion, which will continue to require the increased efforts of our management and other resources. We will also need to expand our office and facilities space to accommodate our growth in employees and operations. As of June 29, 2013, we had 427 employees, up from 164 employees as of December 31, 2005, and we shipped over 500 million RFICs in 2012, up from 14 million RFICs in 2005. This expansion has in the past required and may continue in the future to require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, offices, facilities, and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial, and management information systems, or fail to effectively hire, train, motivate, or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RFMD. The lawsuit alleges that certain of RFMD’s products infringe our patents relating to SOI design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

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

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 155 U.S. and international patents issued or pending as of June 29, 2013 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

As of June 29, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.

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

We completed a study to assess whether an ownership change has occurred since our formation through July 3, 2013. Based on this study, we concluded that we incurred ownership changes on September 29, 2000, August 2, 2002, and October 20, 2004. As a result of these changes, we expect the following tax attributes to expire unused: approximately $52.2 million in federal NOL carryforwards, approximately $23.8 million of state NOL carryforwards and approximately $3.0 million of federal research tax credit carryforwards. These tax attributes have been excluded from the U.S. federal and state NOL carryforwards and federal and state research tax credit carryforwards. Of our $148.2 million in federal NOL available as of December 29, 2012, $129.1 million in losses were available for immediate use and $1.6 million will be available each year from 2013 through 2024. Our state NOL carryforward consist of $64.5 million for California and $29.7 million for various other states. Of our $64.5 million in California state NOL carryforwards available as of December 29, 2012, $61.3 million in losses available for immediate use and $1.6 million will be available each year from 2013 through 2014. All of our $29.7 million in non-California state NOL carryforwards were available for immediate use as of December 29, 2012. Future ownership changes may further limit our ability to utilize our remaining tax attributes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.27#	License Agreement between Peregrine Semiconductor Corporation and Murata Manufacturing Company, Ltd. dated May 28, 2013

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: August 5, 2013	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: August 5, 2013	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.27#	License Agreement between Peregrine Semiconductor Corporation and Murata Manufacturing Company, Ltd. dated May 28, 2013

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
#	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment.