Form 10-Q
period 2013-09-28
PEREGRINE SEMICONDUCTOR CORP
filed 2013-11-04
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-35623
_______________________________
PEREGRINE SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 15, 2013, the registrant had 32,686,216 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$17,206	$44,106
Short-term marketable securities	23,213	30,361
Accounts receivable, net	18,322	13,353
Inventories	52,311	57,017
Prepaids and other current assets	7,955	11,108
Total current assets	119,007	155,945
Property and equipment, net	23,358	22,871
Long-term marketable securities	22,664	18,892
Other assets	211	210
Total assets	$165,240	$197,918
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,465	$22,306
Accrued liabilities	9,151	12,672
Accrued compensation	3,664	5,726
Customer deposits	4,954	24,425
Deferred revenue	5,627	12,755
Current portion of obligations under capital leases	10	11
Total current liabilities	35,871	77,895
Obligations under capital leases, less current portion	18	18
Other long-term liabilities	826	886
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at September 28, 2013 and December 29, 2012; no shares issued and outstanding at September 28, 2013 and December 29, 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized at September 28, 2013 and December 29, 2012, 32,645 and 31,855 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	33	32
Additional paid-in capital	346,837	340,221
Accumulated deficit	(218,158)	(220,935)
Accumulated other comprehensive loss	(187)	(199)
Total stockholders’ equity	128,525	119,119
Total liabilities and stockholders’ equity	$165,240	$197,918
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenue	$60,002	$60,575	$158,992	$140,909
Cost of net revenue	34,749	35,560	93,203	88,418
Gross profit	25,253	25,015	65,789	52,491
Operating expense:
Research and development	10,777	9,355	31,417	23,518
Selling, general and administrative	10,210	10,990	31,487	26,183
Total operating expense	20,987	20,345	62,904	49,701
Income from operations	4,266	4,670	2,885	2,790
Interest expense, net	(27)	(213)	(165)	(1,247)
Other income (expense), net	99	(52)	50	(132)
Income before income taxes	4,338	4,405	2,770	1,411
Income tax benefit	(95)	(308)	(7)	(234)
Net income	4,433	4,713	2,777	1,645
Net income allocable to preferred stockholders	—	(2,279)	—	(1,362)
Net income attributable to common stockholders	$4,433	$2,434	$2,777	$283
Net income per share attributable to common stockholders:
Basic	$0.14	$0.12	$0.09	$0.03
Diluted	$0.12	$0.10	$0.08	$0.02
Shares used to compute net income per share attributable to common stockholders:
Basic	32,394	19,748	32,163	8,442
Diluted	35,804	24,351	35,738	12,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$4,433	$4,713	$2,777	$1,645
Foreign currency translation adjustments	3	(12)	14	(10)
Unrealized loss on marketable securities	(2)	(21)	(2)	(21)
Comprehensive income	$4,434	$4,680	$2,789	$1,614
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities
Net income	$2,777	$1,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,825	3,132
Stock-based compensation	4,854	3,116
Revaluation of warrants to fair value	—	633
Imputed interest related to deposit arrangements, net	(307)	273
Amortization of premium and discount on investments, net	293	48
Cash received for lease incentives	135	—
Changes in operating assets and liabilities:
Accounts receivable	(4,956)	(8,727)
Inventories	4,717	(26,709)
Prepaids and other current and noncurrent assets	3,676	(6,354)
Accounts payable and accrued liabilities	(16,144)	21,606
Customer deposits	(11,425)	29,791
Deferred revenue	(6,787)	7,122
Net cash provided by (used in) operating activities	(18,342)	25,576
Investing activities
Purchases of property and equipment	(5,304)	(13,157)
Purchase of marketable securities	(28,552)	(48,462)
Sale and maturity of marketable securities	31,607	—
Net cash used in investing activities	(2,249)	(61,619)
Financing activities
Proceeds from customer deposit financing arrangement	—	13,000
Payments on customer deposit financing arrangement	(8,046)	—
Proceeds from line of credit	—	3,000
Payments on line of credit	—	(10,749)
Payments on obligations under capital leases	(7)	(661)
Payments on notes payable	—	(1,618)
Proceeds from exercise of stock options	1,759	369
Proceeds from exercise of warrants	—	31
Proceeds from initial public offering, net of offering cost	—	80,278
Costs paid in connection with initial public offering	—	(1,707)
Net cash provided by (used in) financing activities	(6,294)	81,943
Effect of exchange rate changes on cash and cash equivalents	(15)	(12)
Net change in cash and cash equivalents	(26,900)	45,888
Cash and cash equivalents at beginning of period	44,106	12,119
Cash and cash equivalents at end of period	$17,206	$58,007
Supplemental disclosure of non cash financing activities
Capital lease obligation for capital equipment	$28	$—
Reclassification of restricted stock to equity upon vesting of early exercised options	$4	$12
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies
The Company
Peregrine Semiconductor Corporation (the Company) is a fabless provider of high performance radio frequency integrated circuits (RFICs). The Company’s solutions leverage its proprietary UltraCMOS technology which enables the design, manufacture, and integration of multiple RF, mixed signal, and digital functions on a single chip. The Company’s solutions target a broad range of applications in the aerospace and defense, automotive, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2012 included in the Company’s Annual Report on Form 10-K filed on February 19, 2013 with the Securities and Exchange Commission (“SEC”). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in our Form 10-K and updated as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2012 was a 52-week year ending on December 29, 2012. The Company’s first three quarters for fiscal year 2013 and 2012 were 39-week periods ending on September 28, 2013 and September 29, 2012, respectively.
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
Concentration of Credit Risk
Financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, marketable securities, and accounts receivable. The Company limits its exposure to credit loss by placing its cash in high credit quality financial investments. At times, such deposits may be in excess of insured limits. The Company has not experienced any significant losses on its investments.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Macnica	76%	78%	71%	71%
Richardson	*	*	11%	11%
*    Did not exceed 10% of total revenues for the respective period.
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
The fair value of the Company’s cash equivalents was determined based on “Level 1” inputs. The fair value of marketable securities was determined based on “Level 2” inputs. The fair value of the Company’s “Level 2” instruments were valued based on the market approach technique which uses quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. The Company does not have any financial instruments in the “Level 3” category. The Company believes that the recorded values of all of the other financial assets and liabilities approximate their current fair values because of maturity and respective duration of these assets and liabilities.
2. Net Income per Share
Basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is calculated on the basis of the weighted-average number of shares of common stock including the effect of potential dilution that could occur if securities to issue common stock were exercised or converted into common stock.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income	$4,433	$4,713	$2,777	$1,645
Net income allocable to preferred stockholders	—	(2,279)	—	(1,362)
Net income attributable to common stockholders	$4,433	$2,434	$2,777	$283
Denominator:
Weighted average common shares outstanding	32,394	19,759	32,165	8,455
Less: weighted average unvested shares of common stock subject to repurchase	—	11	2	13
Weighted average common shares used in computing basic and diluted net income per share	32,394	19,748	32,163	8,442
Weighted average effect of potentially dilutive securities:
Stock options	3,408	4,601	3,573	4,248
Common stock warrants	2	2	2	2
Weighted average common shares used in computing diluted net income per share	35,804	24,351	35,738	12,692
Net income per share attributable to common stockholders:
Basic	$0.14	$0.12	$0.09	$0.03
Diluted	$0.12	$0.10	$0.08	$0.02
Historical outstanding anti-dilutive securities not included in diluted net income per share calculation:
Common stock options	3,612	663	3,666	7,492

3. Certain Financial Statement Information
Inventories consisted of the following:

	September 28, 2013	December 29, 2012
Raw materials	$19,938	$20,986
Work in progress	22,985	15,494
Finished goods	9,388	20,537
	$52,311	$57,017
During the quarter ended September 28, 2013, the Company recorded reductions to the carrying value of inventories of $1,374 as a result of a lower of cost or market valuation. These write downs were due to anticipated selling price reductions the Company believes necessary to stimulate customer demand for certain products. These reductions were recorded in cost of net revenues.
Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $6,361 and $13,616 at September 28, 2013 and December 29, 2012, respectively.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (Years)	September 28, 2013	December 29, 2012
Computer equipment and software	3 - 5	$6,217	$5,171
Machinery and equipment	5	39,503	33,753
Office furniture and equipment	7	1,081	775
Leasehold improvements	*	5,137	4,477
Construction in progress		1,180	3,831
		53,118	48,007
Less accumulated depreciation and amortization		(29,760)	(25,136)
		$23,358	$22,871

*    Leasehold improvements are amortized over the estimated life of the asset or remaining term of the lease, whichever is shorter.
Depreciation and amortization expense was $1,721 and $1,183 for the three months ended September 28, 2013 and September 29, 2012 and $4,825 and $3,132 for the nine months ended September 28, 2013 and September 29, 2012, respectively.
Accrued liabilities consisted of the following:

	September 28, 2013	December 29, 2012
Accrued inventory purchases	$1,123	$1,125
Accrued inventory repurchase obligation	4,728	6,900
Accrued other	3,300	4,647
	$9,151	$12,672
Accrued inventory repurchase obligation represents raw materials sold to suppliers for processing. These raw materials remain part of the Company’s total inventory and the transactions include only customary terms and conditions, such as shipping and payment terms.

4. Financial Instruments
The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of September 28, 2013:

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	September 28, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$5,971	$—	$—	$5,971	$5,971	$—	$—
Level 1:
Money market funds	10,234	—	—	10,234	10,234	—	—
Subtotal	10,234	—	—	10,234	10,234	—	—
Level 2:
U.S. Agency securities	23,562	7	(1)	23,568	—	11,564	12,004
Certificates of deposit	8,120	4	(14)	8,110	—	5,479	2,631
Commercial paper	1,001	—	—	1,001	1,001	—	—
Corporate notes and bonds	14,197	7	(5)	14,199	—	6,170	8,029
Subtotal	46,880	18	(20)	46,878	1,001	23,213	22,664
Total	$63,085	$18	$(20)	$63,083	$17,206	$23,213	$22,664
There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 28, 2013. All of the long-term marketable securities had remaining maturities of between one and two years in duration at September 28, 2013.
As of September 28, 2013, the Company had 32 investments in marketable securities with a fair value of $15,821 that were in an unrealized loss position of $20 for less than 12 months. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.
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

5. Stock-Based Compensation
During the three and nine months ended September 28, 2013, the Company granted 246 and 1,806, respectively, non-qualified stock options to employees and directors. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following:

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted-average expected term (years)	5	5	5	5
Risk-free interest rate	1.38%	0.66%	0.78%	0.73%
Dividend rate	—	—	—	—
Volatility	60%	63%	61%	63%
Forfeiture rate	4%	3%	3%	3%
Estimated weighted-average fair value per stock option	$5.35	$8.89	$5.16	$8.13
The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury constant maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The Company utilizes data of peer companies to determine the weighted average expected term in an effort to better align the expected term of the Company’s options with the term experienced by the Company’s peers. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.
Total stock-based compensation expense recognized during the three and nine months ended September 28, 2013 and September 29, 2012 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of net revenue	$238	$133	$652	$404
Research and development	537	368	1,534	935
Selling, general and administrative	953	651	2,668	1,777
	$1,728	$1,152	$4,854	$3,116
6. Commitments and Contingencies
Legal Proceedings
On February 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, the Company filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, the Company consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. Pursuing these actions is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.
From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters, or the matter described in the preceding paragraphs, will have a material adverse effect on its consolidated financial position or results of operations.
7. Income Taxes
The Company recorded an income tax benefit for the three and nine months ended September 28, 2013 of $95 and $7, respectively, due to the effect of unrecognized benefits of tax losses and the release of tax reserves due to expiration of statute of limitations. The Company recorded income tax benefit of $308 and $234 for the three and nine months ended September 29, 2012, respectively.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

8. Supply and Prepayment Agreement
In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. During the quarter ended September 29, 2012, the Company and Murata agreed to reduce the deposit from $14,000 to $13,000. There were no amendments to the agreement between the Company and Murata in the nine months ended September 28, 2013. The Company is repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. During the nine months ended September 28, 2013, the Company repaid $8,046 in deposits under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $4,954.
During the nine months ended September 28, 2013, the Company received prepayments on purchases made by Macnica, which were applied against outstanding accounts receivable balances. There are no remaining prepayments as of September 28, 2013 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013. As of December 29, 2012, customer deposits included prepayments on purchase orders from Macnica of $11,425.
During 2012, the Company paid $4,000 in deposits to suppliers to support production levels. During the nine months ended September 28, 2013, the Company received $3,058 in deposit repayments from suppliers resulting in a remaining balance of $942, which is included in prepaids and other current assets.

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
Overview
We are a fabless provider of high performance radio frequency integrated circuits, or RFICs. Our solutions leverage our proprietary UltraCMOS® technology, which enables the design, manufacture, and integration of multiple radio frequency, or RF, mixed signal, and digital functions on a single chip. We believe our products deliver an industry leading combination of performance and monolithic integration. Our solutions target a broad range of applications in the aerospace and defense, automotive, broadband, industrial, mobile wireless device, test and measurement equipment, and wireless infrastructure markets. We have shipped over two billion RFICs based on our UltraCMOS technology.
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
We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of September 28, 2013, we offer a broad portfolio of more than 210 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. Additionally, in October 2013, we began sampling the first RF switches built on our new UltraCMOS RF silicon on insulator (SOI) technology with Global Foundries, one of the largest foundries in the world. During the year ended December 29, 2012, our products were sold to more than 1,500 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $60.0 million and $159.0 million for the three and nine months ended September 28, 2013, respectively, and $60.6 million and $140.9 million for the three and nine months ended September 29,

2012, respectively. We recorded net income of $4.4 million and $2.8 million for the three and nine months ended September 28, 2013, respectively, and $4.7 million and $1.6 million for the three and nine months ended September 29, 2012, respectively. As of September 28, 2013, we had an accumulated deficit of $218.2 million.
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
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 86% and 87% for the three months ended September 28, 2013 and September 29, 2012, respectively, and 84% and 84% for the nine months ended September 28, 2013 and September 29, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 81% and 80% for the three months ended September 28, 2013 and September 29, 2012, respectively, and 74% and 72% for the nine months ended September 28, 2013 and September 29, 2012, respectively. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.
Cost of Net Revenue. Cost of net revenue consists primarily of the cost of purchasing substrates, wafer processing, and testing and packaging. Cost of net revenue also includes manufacturing related personnel costs, which include stock-based compensation expenses, facilities, supplies and equipment costs, and quality assurance costs.
One of our most important objectives is maintaining and improving our gross margin, which we define as gross profit expressed as a percentage of our net revenue. Our total gross margin in any period can be materially affected by product mix, that is, the percentage of our net revenue in that period that is attributable to higher or lower margin products, and by other factors, some of which are not under our control. Due to these factors, our gross margins have fluctuated from quarter-to-quarter. For example, gross margin was negatively impacted during the quarter due to a reduction in the carrying value of inventory as a result of a lower of cost or market valuation.
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
Results of Operations
Comparison of the three months ended September 28, 2013 and September 29, 2012
The following table sets forth our operating results for the three months ended September 28, 2013 and September 29, 2012.

	Three Months Ended
	September 28, 2013	% of Net revenue	September 29, 2012	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$60,002	100%	$60,575	100%	$(573)	(1)%
Cost of net revenue	34,749	58	35,560	59	(811)	(2)
Gross profit	25,253	42	25,015	41	238	1
Operating expense:
Research and development	10,777	18	9,355	15	1,422	15
Selling, general and administrative	10,210	17	10,990	18	(780)	(7)
Total operating expense	20,987	35	20,345	34	642	3
Income from operations	4,266	7	4,670	8	(404)	(9)
Interest expense, net	(27)	—	(213)	(1)	186	87
Other income (expense), net	99	—	(52)	—	151	*
Income before income taxes	4,338	7	4,405	7	(67)	(2)
Income tax benefit	(95)	—	(308)	1	213	69
Net income	$4,433	7%	$4,713	8%	$(280)	(6)%
* Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the three months ended September 28, 2013, our product net revenue decreased by $0.6 million, or 1%, from $60.6 million to $60.0 million compared to the same quarter in fiscal 2012. Net revenue consists of product and other net revenue. Product net revenue from digital attenuators used in the wireless infrastructure and test and measurement markets decreased by $0.5 million compared to the same quarter in fiscal 2012. In addition, product net revenue decreased by $0.2 million due to a reduction in synthesizers sold into our aerospace and defense market, partially offset by an increase of $0.1 million in product revenues from switches used in handset antenna applications.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	September 28, 2013		September 29, 2012
	(in thousands)
Japan	$45,641	76%	$47,297	78%
United States	8,097	13	8,315	14
All other	6,264	11	4,963	8
	$60,002	100%	$60,575	100%

Cost of Net Revenue and Gross Profit
Cost of net revenue for the three months ended September 28, 2013 decreased by $0.8 million compared to the same quarter in fiscal 2012 primarily due to our lower net revenues. Gross margin for the three months ended September 28, 2013 increased to 42% from 41% compared to the same quarter in fiscal 2012. The gross margin improvement of 1% was mainly due to a change in the mix of our product revenues from switches used in handset antenna applications and cost and yield reductions of semiconductor wafers, packages, and other materials used in manufacturing our products. During the three months ended September 28, 2013, our product costs were negatively impacted by a $1.4 million reduction in carrying values of certain inventories due to the lower of cost or market valuation. These write downs were due to anticipated selling price reductions we believe are necessary to stimulate customer demand for certain products.
We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.
Research and Development
Research and development expense for the three months ended September 28, 2013 increased by $1.4 million compared to the same quarter in fiscal 2012. The increase was in part due to increased compensation expense of $1.2 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $0.2 million, primarily related to additional wafer and tape-out costs incurred with our new product development and existing product enhancement initiatives undertaken during the three months ended September 28, 2013.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended September 28, 2013 decreased by $0.8 million compared to the same quarter in fiscal 2012. The decrease was mainly due to reduced professional fees of $1.5 million. The decrease was partially offset by additional compensation costs of $0.7 million mainly as a result of an increase in sales headcount compared to the prior year period. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.
Other Income (Expense)
Interest expense, net for the three months ended September 28, 2013 decreased by $0.2 million for the same quarter in fiscal 2012. This decrease was due to the absence of interest expense on warrants which were converted to common stock as part of our initial public offering (IPO), and the absence of interest expense on our line of credit, our notes payable, and certain capital leases which were paid off following our IPO.
Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended September 28, 2013 remained materially consistent compared to the same quarter in fiscal 2012.

Comparison of the nine months ended September 28, 2013 and September 29, 2012
The following table sets forth our operating results for the nine months ended September 28, 2013 and September 29, 2012.

	Nine Months Ended
	September 28, 2013	% of Net revenue	September 29, 2012	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$158,992	100%	$140,909	100%	$18,083	13%
Cost of net revenue	93,203	59	88,418	63	4,785	5
Gross profit	65,789	41	52,491	37	13,298	25
Operating expense:
Research and development	31,417	19	23,518	17	7,899	34
Selling, general and administrative	31,487	20	26,183	18	5,304	20
Total operating expense	62,904	39	49,701	35	13,203	27
Income from operations	2,885	2	2,790	2	95	3
Interest expense, net	(165)	—	(1,247)	(1)	1,082	87
Other income (expense), net	50	—	(132)	—	182	*
Income before income taxes	2,770	2	1,411	1	1,359	96
Income tax benefit	(7)	—	(234)	—	227	(97)
Net income	$2,777	2%	$1,645	1%	$1,132	69%
 * Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband and general purpose RF switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The balance of our product sales being derived from digital attenuators, synthesizers, mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and aerospace and defense markets. For the nine months ended September 28, 2013, our product net revenue increased by $18.1 million, or 13% compared to the same period in fiscal 2012. Product net revenue from switches used in handset antenna applications increased by $16.5 million compared to the same period in fiscal 2012, as products sold through one of our distributors in Asia (Macnica) significantly increased. This increase in volume resulted mainly from additional design wins by a module manufacturer (Murata) who incorporates our products into its modules which are then sold to handset OEMs. In addition, product net revenue increased by $1.8 million due to additional synthesizers sold into our aerospace and defense market. Together these increases in antenna switches and synthesizers more than offset the $0.7 million decrease from sales of digital attenuators used in the test and measurement market. The remaining change in net revenues from the same period prior year is due to various fluctuations within other product families.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Nine Months Ended
	September 28, 2013		September 29, 2012
	(in thousands)
Japan	$113,014	71%	$99,927	71%
United States	25,956	16	24,718	18
All other	20,022	13	16,264	11
	$158,992	100%	$140,909	100%

Cost of Net Revenue and Gross Profit
Cost of net revenue for the nine months ended September 28, 2013 increased by $4.8 million compared to the same period in fiscal 2012 primarily due to our higher sales. Gross margin for the nine months ended September 28, 2013 increased to 41% from 37% compared to the same period in fiscal 2012. The gross margin improvement of 4% was mainly due to a change in the mix of our product revenues from switches used in handset antenna applications, increased volumes, and cost and yield reductions of semiconductor wafers, packages, and other materials used in manufacturing our products. In the current year, our product costs were negatively impacted by a $1.4 million reduction in carrying values of certain inventories due to the lower of cost or market valuation. These write downs were due to anticipated selling price reductions we believe are necessary to stimulate customer demand for certain products. In the prior year, our product cost was negatively impacted by the adverse yield issues of certain wafers in early fiscal 2012. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.
Research and Development
Research and development expense for the nine months ended September 28, 2013 increased by $7.9 million compared to the same period in fiscal 2012. The increase was in part due to increased compensation expense of $5.5 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $2.4 million due to the number of new product development and existing product enhancement initiatives undertaken during the nine months ended September 28, 2013. We expect our research and development expense to increase in absolute dollars as we continue to expand our product portfolio, enhance existing products, and improve our UltraCMOS technology.
Selling, General and Administrative
Selling, general and administrative expense for the nine months ended September 28, 2013 increased by $5.3 million compared to the same period in fiscal 2012. The increase was in part attributable to additional compensation costs of $3.5 million mainly as a result of an increase in sales headcount compared to the prior year period. Other increases included additional professional fees, insurance costs, training and recruiting expense, and sales and marketing expense. We expect our selling, general and administrative expense to increase in absolute dollars in the future as we add sales, finance, and administrative personnel and as we incur incremental expense associated with being a public company.
Other Income (Expense)
Interest expense, net for the nine months ended September 28, 2013 decreased to $0.2 million from $1.2 million for the same quarter in fiscal 2012. This decrease was due to the absence of interest expense on warrants which were converted to common stock as part of our initial public offering (IPO), and the absence of interest expense on our line of credit, our notes payable, and certain capital leases which were paid off following our IPO.
Other expense, net consists primarily of realized foreign exchange gains and losses. Other expense, net for the nine months ended September 28, 2013 remained materially consistent compared to the same quarter in fiscal 2012.
Liquidity and Capital Resources
Our principal source of liquidity as of September 28, 2013 consisted of our cash, cash equivalents, and marketable securities of $63.1 million compared to $93.4 million as of December 29, 2012. We have historically financed our operations primarily through the sale of convertible preferred stock, equipment term notes, leases, a credit facility, and more recently by proceeds from our initial public offering, and a customer deposit financing arrangement. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of September 28, 2013, we have an accumulated deficit of $218.2 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements for the foreseeable future. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.
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

Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$(18,342)	$25,576
Net cash used in investing activities	(2,249)	(61,619)
Net cash provided by (used in) financing activities	(6,294)	81,943
Effect of exchange rates on cash and cash equivalents	(15)	(12)
Net increase (decrease) in cash and cash equivalents	$(26,900)	$45,888
Net cash used in operating activities amounted to $18.3 million during the nine months ended September 28, 2013. This was primarily attributable to decreases in accounts payable and accrued liabilities of $16.1 million, customer deposits of $11.4 million, deferred revenue of $6.8 million, and an increase in accounts receivable of $5.0 million. In addition, net cash provided from operating activities consisted of our net income of $2.8 million adjusted for our non-cash depreciation and amortization of $4.8 million and stock-based compensation of $4.9 million, and decreases in inventory of $4.7 million and prepaid expenses and other current assets of $3.7 million. During the nine months ended September 28, 2013, our customer deposits decreased as we received the final prepayments on purchases from Macnica, which were applied against outstanding accounts receivable balances. There are no prepayments as of September 28, 2013 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013. As of December 29, 2012, customer deposits included prepayments on purchase orders from Macnica of $11.4 million. Accounts payable and accrued liabilities decreased due to the timing of vendor payments during the period. Accounts receivable increased due to timing of cash collections. Deferred revenue decreased due to our distributor (Macnica) who carried lower inventory balances. Inventory decreased as of a result of lower levels of finished goods. Prepaid expenses and other current assets decreased $3.1 million in deposit repayments from our suppliers, as well as a reduction in non-trade receivables from suppliers.
Net cash used in investing activities during the nine months ended September 28, 2013 consisted primarily of purchases of property and equipment of $5.3 million, partially offset by maturities of marketable securities, net of purchases, which provided $3.1 million. The majority of our capital expenditures for the nine months ended September 28, 2013 related to new testing machinery and equipment.
Net cash used in financing activities amounted to $6.3 million during the nine months ended September 28, 2013, and was primarily attributable to $8.0 million paid to Murata under a customer deposit financing arrangement. Under the arrangement, Murata paid us a total deposit of $13.0 million between March and July 2012. As of September 28, 2013, we have a remaining receivable customer deposit balance of $5.0 million. Also, proceeds from exercising stock options provided $1.8 million during the nine months ended September 28, 2013.
As of September 28, 2013, there was no outstanding balance under the bank line of credit and note payable and there was $19.5 million available. On May 3, 2013, we amended our existing loan and security agreement, which increased the maximum line of credit availability up to $25.0 million in accounts receivable financing. We are obligated to pay interest at the rate LIBOR plus 2.0% to 2.5%, subject to certain covenants. Interest is payable monthly with the principal due at the maturity date, December 31, 2015. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio and minimum tangible net worth. As of September 28, 2013, we were in compliance with our financial covenants and had no outstanding borrowings.
Contractual Obligations, Commitments, and Contingencies
In March 2012, we entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay us a total deposit of $14.0 million between March and July 2012. During the quarter ended September 29, 2012, we and Murata agreed to reduce the deposit from $14.0 million to $13.0 million. There were no amendments to the agreement between us and Murata in the nine months ended September 28, 2013. We are repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13.0 million. During the nine months ended September 28, 2013, we repaid $8.0 million in deposits under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $5.0 million.

During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the nine months ended September 28, 2013, we received $3.1 million in deposit repayments from suppliers resulting in a remaining balance of $0.9 million.
Contingencies
On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe our patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.
From time to time, we are subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters, or the matter described in the preceding paragraphs, will have a material adverse effect on its consolidated financial position or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2008 through 2012, our annual net revenue has increased at a CAGR of 31%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. Our net revenue for the nine months ended September 28, 2013 increased by 13%, over the corresponding period in 2012. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended September 28, 2013, our net revenue increased to $60.0 million from $52.4 million for the quarter ended June 29, 2013. In addition, we experienced net losses of $0.4 million and $1.2 million for the quarters ended June 29, 2013 and March 30, 2013, respectively, compared to net income of $5.6 million and $4.4 million for the quarters ended December 29, 2012 and September 28, 2013, respectively.
We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 86% and 87% for the three months ended September 28, 2013 and September 29, 2012, respectively, and 84% for the nine months ended September 28, 2013 and September 29, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 81% and 80% for the three months ended September 28, 2013 and September 29, 2012, respectively, and 74% and 72% for the nine months ended September 28, 2013 and September 29, 2012, respectively. Sales through our distributor Macnica to module manufacturer Murata represented 76% of our net revenue for the three months ended September 28, 2013 and 70% for the nine months ended September 28, 2013, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.
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
As of September 28, 2013, we had an accumulated deficit of $218.2 million. We achieved a net income of $2.8 million for the year ended December 29, 2012 and a net income of $4.4 million for the nine months ended September 28, 2013. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

Changes in our product mix and in our manufacturing operations utilization may adversely affect our gross margins and operating results.
Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month period ended December 25, 2010 our gross margin was 48% compared to the three month period ended September 24, 2011 in which our gross margin was 27%. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected. For the current quarter ending September 28, 2013 our gross margin was 42%.
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
The semiconductor industry has historically been characterized by advancing technology through smaller geometries and larger wafer sizes, as well as through other proprietary and non-proprietary techniques. Although we have certain proprietary semiconductor processes, such as the application of silicon on a sapphire and silicon on insulator substrates in our UltraCMOS processes, we constantly seek to develop new and improved techniques and methods internally and with the assistance of our suppliers. For example, we are currently working with numerous suppliers with respect to our next generation technologies. There can be no assurance that our efforts with these suppliers will ultimately be successful or result in next generation technologies that enable us to cost effectively produce our products in the future. For example, higher costs associated with the introduction and start up of new technologies could negatively impact our gross margins if the selling prices for our products based on new technologies do not sufficiently offset our higher costs for these technologies. Our future success depends in part upon our ability to continue to improve our semiconductor process technologies in order to adapt to emerging module manufacturer and OEM requirements and to competitive market conditions. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.
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
We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. We have an outsourced manufacturing agreement with Silanna Foundries Pty. Ltd. and its wafer manufacturing subsidiary, referred to as Silanna Semiconductor. LAPIS Semiconductor, MaganaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the three and nine months ended September 28, 2013. In October 2013, we began sampling the first RF switches built on our new UltraCMOS RF silicon on insulator (SOI) technology, with Global Foundries, one of the largest foundries in the world.
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
A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended September 28, 2013, approximately 76% and * of our net revenue was derived from Macnica and Richardson, respectively, and for the nine months ended September 28, 2013, Macnica and Richardson accounted for 71% and 11% of our net revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.
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
The percentage of our net revenue attributable to customers based outside North America was 87% and 86% for the three months ended September 28, 2013 and September 29, 2012, respectively, and 84% and 82% for the nine months ended September 28, 2013 and September 29, 2012, respectively. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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
Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended September 28, 2013 and September 29, 2012, our research and development expenses were $10.8 million, or approximately 18% of our total net revenue, and $9.4 million, or approximately 15% of our total net revenue, respectively. In the nine-month period ended September 28, 2013 and September 29, 2012, our research and development expenses were $31.4 million, or approximately 19% of our total net revenue, and $23.5 million, or approximately 17% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.
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
We are experiencing a period of significant growth and expansion, which will continue to require the increased efforts of our management and other resources. We will also need to expand our office and facilities space to accommodate our growth in employees and operations. As of September 28, 2013, we had 425 employees, up from 164 employees as of December 31, 2005, and we shipped over 500 million RFICs in 2012, up from 14 million RFICs in 2005. This expansion has in the past required and may continue in the future to require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures, offices, facilities, and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial, and management information systems, or fail to effectively hire, train, motivate, or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.
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
On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe our patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.
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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 155 U.S. and international patents issued or pending as of September 28, 2013 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Risks Related to Government Regulation
Our failure to comply with U.S. laws and regulations relating to the export and import of goods, technology, and software could subject us to penalties and other sanctions and restrict our ability to sell and develop our products.
We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including the International Traffic in Arms Regulation (ITAR), Export Administration Regulation (EAR), administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List. Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of hardware, technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons. We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.
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
As of September 28, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 20% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.
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

PEREGRINE SEMICONDUCTOR CORPORATION

Date: November 4, 2013	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: November 4, 2013	By:	/s/ Jay Biskupski
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