Form 10-K
period 2013-12-28
PEREGRINE SEMICONDUCTOR CORP
filed 2014-02-19
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-35623
__________________________________________
PEREGRINE SEMICONDUCTOR CORPORATION
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

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
None
 __________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $290.7 million based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market of $10.91 per share on June 28, 2013. Shares of common stock held by each executive officer and director and each person who beneficially owns 5% or more of the outstanding common stock have been excluded from this calculation. This determination of affiliate status may not be conclusive for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 12, 2014 was 33,055,714.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 28, 2013.

Peregrine Semiconductor Corporation
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

i

Cautionary Statement Regarding Forward-Looking Information
All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include, but are not limited to, our dependence on a limited number of customers for a substantial portion of our revenues; intellectual property risks; intense competition in our industry; our ability to develop and introduce new and enhanced products on a timely basis and achieve market acceptance of those products; consumer acceptance of our customers’ products that incorporate our solutions; our lack of long-term supply contracts and dependence on limited sources of supply; and potential decreases in average selling prices for our products. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.
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
Our Company
We are a fabless provider of high performance radio frequency integrated circuits, or RFICs. Our solutions leverage our proprietary UltraCMOS® technology which enables the design, manufacture, and integration of multiple radio frequency, or RF, mixed signal, and digital functions on a single chip. We believe our products deliver an industry leading combination of performance and monolithic integration. Our solutions target a broad range of applications in the space and military, automotive, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets. We have shipped over two billion RFICs based on our UltraCMOS technology.
Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes ultra thin silicon on insulating substrate, providing greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These two technical attributes result in RF devices with excellent high-frequency performance and power handling performance, and reduced crosstalk between frequencies. In addition, increased broadband linearity provides for faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP in the UltraCMOS technology consisting of more than 170 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.
We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of December 28, 2013, we offered a broad portfolio of more than 230 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, phase-locked loops, or PLLs, and DC-DC converters, and we are developing power amplifiers, or PAs. During the year ended December 28, 2013, our products were sold to more than 1,700 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $202.3 million, $203.9 million, and $107.8 million for the year ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. We recorded a net loss of $4.1 million and $9.7 million for the years ended December 28, 2013 and December 31, 2011, respectively, and net income of $7.3 million for the year ended December 29, 2012. As of December 28, 2013, we had an accumulated deficit of $225.0 million.
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

The following graphic shows the broad array of applications in which advanced, high performance RFICs are currently being deployed:
Growing worldwide demand for mobile wireless communications and mobile multimedia applications is driving the proliferation of mobile devices. The evolution of mobile wireless networks from predominantly voice-centric networks to advanced high-speed networks that deliver voice, video, and data, is enabling consumers to access bandwidth intensive rich media content on mobile devices through applications such as videoconferencing, streaming media, and interactive gaming. As a result, mobile devices have evolved from supporting only a single cellular standard, operating on two or three frequencies and utilizing a single antenna, to supporting multiple wireless protocols, supporting greater than 20 frequency bands and integrating multiple antennas.
The combination of an increasing global subscriber base, expansion of advanced wireless networks, and the proliferation of powerful devices offering high-speed wireless Internet access, has dramatically increased mobile data traffic. This increase in data traffic is straining the existing wireless network infrastructure. As a result, operators are expanding their network capacity by acquiring additional wireless spectrum, deploying more third generation, or 3G, base stations, extending coverage with small cell technologies to improve localized coverage, and introducing fourth generation, or 4G, technologies, such as Long Term Evolution, or LTE. The demand for global wireless connectivity is driving operators to deploy network infrastructure in new geographies.

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

Challenges Facing RF Semiconductor Suppliers
The need for higher performance wireless solutions, combined with the increased demand for integrated components that reduce costs, overall power consumption and size, has put significant pressure on wireless component suppliers. A typical wireless device contains three primary subsystems – the digital baseband processor, the transceiver, and the RF front-end. Baseband processors, and more recently transceivers, are implemented in standard silicon-based CMOS. However, fundamental physical limitations of silicon have prevented standard silicon-based CMOS solutions from meeting the high frequency and power handling requirements of high performance RF front-ends. As a result, RF front-end semiconductor manufacturers have historically utilized specialty process technologies such as GaAs HBT, GaAs pHEMT, SiGe, or BiCMOS. While discrete RF components produced with these processes can attain sufficient levels of performance, these technologies face one or more of the following significant challenges:

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

•
Manufacturing Inefficiencies. These processes cannot take advantage of the existing high volume CMOS manufacturing infrastructure, which results in custom fabrication facilities limiting the ability to reduce cost and drive supply chain flexibility.

•
Lack of Scalability. Manufacturing inefficiencies inherently limited the ability of these processes to scale to smaller geometries as compared to standard CMOS and therefore IC suppliers utilizing these process technologies are increasingly unable to achieve reductions in manufacturing costs and form factors, lower power consumption, or higher performance.

Advanced wireless system module manufacturers and OEMs continue to implement more complex system architectures to achieve higher levels of performance, which in turn requires them to seek out more integrated solutions that are beyond the capabilities of RFICs produced using specialty process technologies.
Our Solution
We design, develop, market, and sell high performance RFICs based on our proprietary UltraCMOS technology. Our UltraCMOS technology enables us to monolithically integrate multiple RF and mixed signal components and digital circuitry into high performance RFICs. Our UltraCMOS technology provides the fundamental benefits of standard CMOS including high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. Furthermore, our UltraCMOS technology utilizes an insulating substrate, which enables the low parasitic capacitance, high signal isolation, and excellent broadband linearity required for high frequency and high power RF devices. As of December 28, 2013, we offered a broad portfolio of more than 230 high performance RFICs including switches, digital attenuators, mixers / upconverters, PLLs, prescalers, DTCs, and DC-DC converters, and we are developing PAs.
We leverage our extensive design and process expertise and systems knowledge to develop RFICs that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. For example, our monolithic RFICs enable smaller and more power efficient mobile devices. In the wireless base station market, our RFICs enable the management of multiple bands which are driven by growth in 3G and 4G wireless networking protocols.
The following graphic illustrates how a 3G antenna switch built using our UltraCMOS technology (shown on the left) is much smaller, eliminates the complexity of wirebonding, and integrates all functionality on a single chip, compared with a similar switch built using a typical GaAs based approach (shown on the right).

Products
Our broad product portfolio includes both highly integrated monolithic RFICs as well as discrete components. Our proprietary UltraCMOS technology enables us to integrate most RF functions as well as analog and digital circuits and high quality factor, or high Q, passive elements on a single chip. We believe we are able to deliver a unique combination of best-in-class RFIC performance, power consumption, monolithic integration, and size required by increasingly advanced wireless communications applications. Our ICs address a broad range of advanced product requirements in the aerospace and defense, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets. The table below summarizes our product portfolio and target end markets.

End Market
Product families	Automotive	Space and Military	Broadband	Industrial	Mobile Devices	Test and Measurement	Wireless Infrastructure
RF Switches – Antenna					x
RF Switches – Broadband and General Purpose	x	x	x	x		x	x
Digital Attenuators		x	x	x		x	x
Phase-locked loop		x	x	x			x
Mixers / Upconverters			x	x		x	x
Prescalers		x	x	x			x
Digitally Tunable Capacitors			x	x	x	x	x
DC-DC Converters		x
Power Amplifiers					o

x = Product in production
o = Product sampling or in development

The following is a brief description of our product families:

•
RF Switches – Antenna. RF Switches are utilized in the RF section of mobile devices to route RF signals between the antenna and the handset core, through one or more signal paths. As the design of the mobile device becomes more complex, more signal paths are required. Our portfolio of RF switches includes products that vary in complexity and performance depending on the design of the application. For mobile handsets, our existing switch products offer up to 16 RF signal paths with integrated digital bus support and onboard voltage regulation.

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

•
Phase-locked loop (PLL). Our frequency PLLs provide an electronic system for generating any of a range of frequencies from a single fixed timebase or oscillator. Our PLLs provide low-power, ultra-low phase noise, programmable frequency PLLs for defense, broadband, industrial, and wireless infrastructure markets.

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

•
Prescalers. Our prescalers operate in the C, X, and Ku bands to divide the frequency of a wireless signal in order to extend the operating range of a PLL beyond its base capability. Our prescalers complement our frequency PLL line, providing our customers with a comprehensive design solution while significantly lowering power consumption.

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

•
Power Amplifiers. Our PAs amplify RF signals in order to generate the necessary power required to establish a radio link between a base station and a mobile device. These products are designed to be reconfigurable to optimize efficiency under different load conditions and modulations. We believe this attribute is highly valued by 3G and 4G handset OEMs to address battery life under high data usage conditions. With our UltraCMOS technology we have the ability to integrate our PAs on a single chip with other RF, mixed signal, and digital components. We are currently developing PAs.

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
Our UltraCMOS Process Technology
The processes that we utilize are all based on SOI substrate materials that provide near perfect electrical insulation. These substrates are then used to build CMOS -based circuit elements using industry standard semiconductor fabrication equipment, while the electrically-insulating substrate results in a broad set of unique physical and electrical properties with particular applicability in RF as well as other areas.
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

Comprehensive UltraCMOS RFIC Design Capability
The many unique attributes offered by UltraCMOS technology have provided our product designers with an unmatched level of flexibility to solve many long-standing high performance RFIC design challenges inadequately addressed by prevailing semiconductor technologies. Through our pioneering work in silicon-on-insulator (SOI) based products, we have developed many innovative circuit designs and techniques for which we have secured broad patent rights.
For example, through a patented technique involving the stacking of multiple transistors, we have developed circuits able to handle high power levels not possible using standard CMOS technology. We also have patented design advancements, enabled by our UltraCMOS process, including HaRPTM technology, which significantly improves the harmonic and linearity performance of RF switches, as well as DuNE technology, a patent pending circuit design technique that we have used to develop our advanced DTC products.
We have gained extensive experience and know-how in developing optimized circuit block design techniques and computer-aided design, or CAD, tools that take full advantage of the unique physical and electrical properties of the SOI material system. We have also leveraged the sophisticated CAD tools available to support the standard CMOS design environment, to gain substantial expertise in the use of these tools for the automated design, simulation and design validation of high performance UltraCMOS-based RFICs. As we have grown our portfolio of RFICs over time, we have amassed a significant library of RF circuit “building blocks” that were developed utilizing our CAD tools. Unlike most other RF product suppliers, since all of our products are based on UltraCMOS technology platforms, our library of proven building blocks can quickly be assembled into more complex monolithically integrated RFICs to meet our customers’ expanding system requirements. In addition, we have utilized our extensive system-level expertise to design our RFIC products to work seamlessly in our OEM customers’ system environment.
Research and Development
We view our technology as a competitive advantage, and invest heavily in research and development to ensure our products meet the requirements of module manufacturers and OEMs. Our research and development expense was $42.2 million, $34.1 million, and $22.7 million in 2013, 2012, and 2011, respectively. At December 28, 2013, there were 158 people in our research and development organization, located at our facilities in California, Illinois, and United Kingdom.
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
Customers
Our products are sold directly and indirectly to leading companies in each of our target markets, including space and military, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets. We sell our products through our direct sales force, our network of sales representatives and distributors, as well as to contract manufacturers and module manufacturers who incorporate our products into their modules which are then sold to OEMs. Macnica, Inc. and Richardson Electronics, Ltd. are our primary distributors, and represented 69% and 11%, respectively, of our revenue for the year ended December 28, 2013, 72% and 11%, respectively, of our net revenue for the year ended December 29, 2012, and 48% and 16%, respectively, of our net revenue for the year ended December 31, 2011.
We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. Sales through our distributor Macnica to module manufacturer Murata Manufacturing Company, Ltd. represented 69%, 69%, and 39% of our net revenue for the year ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. The majority of our business from our largest customers, including sales to Murata through our distributor Macnica, is conducted through standard purchase orders, which provide no contractual guarantees beyond the purchase order itself. No other direct or indirect customer accounted for more than 10% of our total net revenue for the year ended December 28, 2013.

Based on our direct customer sales, and records from our distributors of shipments to their customers, the top 10 end customers of our products represented 82%, 82%, and 66% of our net revenue for the year ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. For the year ended December 28, 2013, our products were sold to more than 1,700 module manufacturers, OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs.
A substantial portion of our net revenue is generated from customers outside of North America, and we anticipate that such net revenue will continue to comprise a significant portion of our net revenue. For the year ended December 28, 2013, 17%, 79%, and 4% of our net revenue was attributable to customers based in North America, Asia, and Europe, respectively. For the year ended December 29, 2012, 17%, 79%, and 4% of our net revenue was attributed to customers based in North America, Asia, and Europe, respectively. For the year ended December 31, 2011, 30%, 61%, and 9% of our net revenue was attributed to customers based in North America, Asia, and Europe, respectively. A summary of our financial information by geographic location is found in Note 11, “Concentrations and Geographic Information,” in the Notes to Consolidated Financial Statements. Our distributor and customer concentration, as well as our international operations and sales, subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.
Competition
The design, development, marketing and sale of high performance RFICs to the space and military, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets are intensely competitive and characterized by rapid technological change, evolving standards, varying product life cycles, and pricing pressures. We expect competition to intensify as competitors expand their product offerings and as new competitors enter the market. We believe that high performance RFIC providers compete principally on product capabilities, levels of integration, innovation, reliability, price, time-to-market, overall system cost, intellectual property, customer support, reliability of supply, and reputation. We believe we compete favorably with respect to these factors.
We compete with a number of large domestic and international suppliers of RFICs in our target markets. We currently compete in the mobile device and wireless infrastructure markets with Avago Technologies Limited, Hittite Microwave Corporation, Infineon Technologies AG, M/A-COM Technology Solutions Inc., NEC Corporation, Renesas Electronics Corporation, RF Micro Devices, Inc., Skyworks Solutions, Inc., Sony Corporation, Texas Instruments Incorporated, Toshiba Corporation, TriQuint Semiconductor, Inc., and others. In the broadband, test and measurement equipment, and industrial markets, we principally compete with Hittite, Intersil Corporation, M/A-COM, Renesas, Skyworks, and others. Our principal competitors in the space and military markets include Analog Devices, Inc., Hittite, M/A-COM, and others. We also expect that in the future we may face competition from suppliers of RFICs based on new or emerging technologies.

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
Manufacturing
We are a fabless semiconductor company and we utilize third-party foundries, wafer preparation suppliers, and packaging contractors, along with a combination of internal and external testing, to manufacture our RFICs. We have accumulated significant materials and we work closely with each of our manufacturing partners to implement our proprietary technologies in order to meet the extremely high quality and reliability standards of our end customers. Our outsourced manufacturing approach allows us to minimize our capital expenditures, scale our business rapidly, and leverage the high volume manufacturing expertise of others. The following is an overview of our manufacturing process:

•
Wafer Procurement. Silicon wafers are a key raw material used in our manufacturing processes. We use both silicon-on-sapphire (SOS) and silicon-on-insulator (SOI) wafers for our products. Worldwide production and availability of synthetic sapphire has risen dramatically in recent years as a number of new producers have entered the market given the widespread use of sapphire as a substrate for blue and white light-emitting diodes, or LEDs. We currently rely on Kyocera Corporation, Rubicon Technology Inc., and Namiki Precision Jewel Co., Ltd. for the supply of our sapphire substrates and are not dependent on any single source. For our SOI wafers we have established a supply relationship with Soitec. In some circumstances we may be required to qualify new sources of sapphire supplies if we, or our third-party foundries, are unable to obtain adequate supplies from our current suppliers.

•
Wafer Preparation. Our fundamental manufacturing processes for SOS wafers involve the placement of a thin monocrystalline silicon layer onto substrate. The thin silicon layer is either epitaxially grown or bonded onto the substrate. We carefully qualify each of our epitaxial and bonded outside suppliers for wafer preparation. Our principal outside suppliers for epitaxial services are LAPIS Semiconductor Co., Ltd. and Hermes Epitek Corp. Our principal outside supplier for bonded wafers and SOI wafers is Soitec USA, Inc.

•
Wafer Fabrication. Our RFICs are currently manufactured by third-party CMOS foundries located in Japan, Singapore, South Korea, and Australia. We carefully qualify each of our foundries to ensure their ability to implement our proprietary UltraCMOS technology within their wafer fabrication facilities. Our principal foundries are currently LAPIS Semiconductor, MagnaChip Semiconductor Ltd., and Silanna Semiconductor Pty Ltd for SOS wafers and Global Foundries, Inc. for SOI wafers.

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
Quality Assurance
We are committed to providing high quality products and services that meet or exceed our customers’ expectations. We have developed and implemented a quality management system to create an organizational environment designed to meet the highest level of quality and reliability standards. Our quality management system has been certified and maintained to ISO 9001 standards since 2001. We achieved AS9100 Quality Management System Standards certification in 2003 to address the strict quality system requirements of the space industry. In early 2012, we further improved the robustness of our quality management system by receiving our ISO/TS 16949:2009 Quality Management System certification by the automotive industry, and during 2013, achieving AEC-Q100 qualification by passing a series of stress tests designed to ensure the quality, reliability, and endurance of semiconductors in automotive applications.

Intellectual Property
Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. We plan to pursue and maintain broad intellectual property protection in the U.S. and in our relevant markets worldwide. As of December 28, 2013, we had 71 issued and allowed U.S. patents and 12 issued and allowed international patents. In addition, as of the same date we had 62 pending U.S. patent applications and 30 pending international patent applications. Together, our patents and patent applications protect key aspects of our UltraCMOS technologies. We also rely on copyrights, trade secrets, technical know-how, and continuing innovation to develop and maintain our competitive position. Our 83 issued and allowed patents as of December 28, 2013 have expiration dates ranging from 2014 to 2033 with an average remaining patent life of approximately ten years.
We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, outside scientific collaborators, and other advisors to execute non-disclosure agreements on commencement of their employment or engagement as well as by documenting and maintaining the confidentiality of our trade secrets and other proprietary and confidential information. See Item 1A, “Risk Factors,” for further discussion of intellectual property risks and Item 3, "Legal Proceedings," for a discussion related to our lawsuit against RFMD alleging infringement of certain of our patents.
Employees
As of December 28, 2013, we had 423 employees, of which 390 were located in the U.S., 17 were located in Asia, and 16 were located in Europe. Of these employees, 158 were in research and development, 140 were in operations and manufacturing operations, 71 were in sales, applications, and marketing, and 54 were in general and administrative functions. Our employees are not covered by any collective bargaining arrangement. We have never had a work stoppage and we consider our employee relations to be good. Subsequent to December 28, 2013, we had a reduction in force of approximately 16% of our total employees.

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
In addition to the other factors described in this Part I, Item 1A, factors that can contribute to fluctuations in our operating results include:

•	the timing and success of the introduction of new products and technologies by us and our competitors, and the acceptance of our new products by module manufacturers, OEMs, and end users;

•	our gain or loss of a key module manufacturer, OEM, distributor, or contract manufacturer customers;

•	the rescheduling, increase, reduction, or cancellation of significant orders or forecasted orders from module manufacturers, OEMs, distributors, or contract manufacturers;

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
Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2009 through 2013, our annual net revenue has increased at a CAGR of 30%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. However, our net revenue for the year ended December 28, 2013 decreased by 0.8%, compared to the corresponding period in 2012. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended December 28, 2013, our net revenue declined to $43.3 million from $60.0 million for the quarter ended September 28, 2013. In addition, we experienced net losses of $6.8 million, $0.4 million and $1.2 million for the quarters ended December 28, 2013, June 29, 2013, and March 30, 2013, respectively, compared to net income of $5.6 million and $4.4 million for the quarters ended December 29, 2012 and September 28, 2013, respectively.
We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 80% and 87% for the three months ended December 28, 2013 and December 29, 2012, respectively, and 83% and 85% for the years ended December 28, 2013 and December 29, 2012, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 74% and 78% for the three months ended December 28, 2013 and December 29, 2012, respectively, and 73% and 73% for the years ended December 28, 2013 and December 29, 2012, respectively. Sales through our distributor Macnica to module manufacturer Murata represented 64% of our net revenue for the three months ended December 28, 2013 and 69% of our net revenue for the year ended December 28, 2013, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.
With the exception of a supply and prepayment agreement with Murata, substantially all of our business, including that from our largest customers, is conducted through standard purchase orders, which provide no contractual guarantees beyond the purchase order itself. It is possible that any of our major customers could terminate its purchasing relationship with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors, or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in net revenue and adversely affect our results of operations. To date, we have not experienced significant risk with respect to customer credit risk, but this could change as we expand our business in size and into new geographies in the future. In addition, during the year ended December 28, 2013, we entered into a royalty agreement with Murata.
We have incurred significant losses in the past and may incur losses in the future.
As of December 28, 2013, we had an accumulated deficit of $225.0 million, and we generated a net loss of $4.1 million for the year ended December 28, 2013. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

The average selling prices of RFICs in our markets have historically decreased over time and will likely do so in the future, which could adversely impact our net revenue and gross profits.
Average selling prices of RFICs in the markets we serve have historically decreased over time and we expect such declines to continue to occur. Our gross profits and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced RFICs on a timely basis with higher selling prices or gross profits, or increasing our sales volumes. Additionally, because we do not operate our own manufacturing or assembly foundries, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could also reduce our margins. In the past, we have reduced the prices of our RFICs in anticipation of future competitive pricing pressures, new product introductions by us or our competitors, and other factors. We expect that we will have to continue to do so in the future.
Changes in our product mix and in our manufacturing operations utilization may adversely affect our gross margins and operating results.

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month period ended December 25, 2010 our gross margin was 48% compared to the three month period ended September 24, 2011 in which our gross margin was 27%. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected. For the quarter ended December 28, 2013 our gross margin was 36%.
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

The lead time to produce our product is generally longer than the end-customer’s commitment time; therefore, our sales and operating results in any quarter are difficult to forecast.

We base our production volume on our lead time and forecasts from our customers. Because our typical lead time is longer than customers commitments, they may cancel or reschedule certain orders after we have begun production. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations. For instance, during the fourth quarter of fiscal 2013 we wrote off $3.1 million of excess inventory.
If we fail to penetrate key players in our existing markets or fail to penetrate new markets, our net revenue, net revenue growth rate, if any, and financial condition could be materially and adversely affected.
We currently sell most of our products into the space and defense, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets. Our net revenue growth, if any, will depend in part on our ability to penetrate key customers in these target markets and to continue to develop and broaden our relationships with key players in the wireless ecosystem including wireless network operators, leading device and equipment OEMs, and reference design partners. Each of the markets we serve presents distinct and substantial risks. If any of these markets does not develop as we currently anticipate or if we are unable to penetrate them successfully, it could materially and adversely affect our net revenue and net revenue growth rate, if any.
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
We recently announced a new product offering referred to as UltraCMOS Global 1 (Global 1) that targets the handset marketplace with products that integrate much of the functionality of the RF portion of the handset.  The development of Global 1 requires the monolithic integration of functionality that is currently addressed through discrete components.  If we are unsuccessful in integrating the required functionality, or our products take longer to develop than competitive offerings, the Global 1 products may not be successful in the marketplace, and our net revenue and net revenue growth rate, may decrease over time, and our financial condition could suffer. If the market  for an integrated RF front end develops, it may make it more difficult for us to sell RF switches and other discrete components that do not integrate the functionality of the RF front end.  In addition, if this market does develop it may require us to compete against modem vendors that have the ability to bundle products competitive with our offering, limiting our success in the market. For instance, Qualcomm Incorporated recently announced RF 360, an integrated RF front-end product, which could be bundled exclusively with its transceiver and modem and make it very difficult for us to sell our integrated Global 1 products as well as our other front end discrete products such as RF switches.
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
We are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including International Traffic In Arms Regulations (ITAR), Export Administration Regulation (EAR), regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List. Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our products, and obtaining all necessary licenses or other approvals, if required, for exports and imports of hardware, technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons. We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties. In addition, we would also incur substantial legal fees, and our management’s attention and resources would be diverted from operating our business to respond to violations, which could harm our business. For example, during the quarter ended December 28, 2013, we incurred $0.7 million in legal fees for ITAR related matters.
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
Additionally, on November 14, 2013, representatives of the U.S. Department of Homeland Security (DHS), in collaboration with the United States Attorney’s Office for the Southern District of California (USAO), executed a federal search warrant at our San Diego facilities in connection with an investigation into exports and temporary imports of certain products sold in the aerospace market. We are cooperating fully with the USAO and DHS officials.
  The U.S. Department of State, Office of Defense Trade Controls Compliance, is conducting a review of our compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of ITAR. Based on this review we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $0.5 million per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties.
The segment of the semiconductor industry in which we participate is intensely competitive, and our inability to compete effectively could adversely affect our business.
The markets for our products are extremely competitive, and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, price erosion, and the continuously evolving requirements of module manufacturers and OEMs. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share, any of which could adversely affect our business. We compete primarily with other suppliers of high performance RFICs. We currently compete in the mobile device and wireless infrastructure markets with Avago, Hittite, Infineon, M/A-COM, NEC, Renesas, RF Micro Devices, Inc. (RFMD), Skyworks, Sony, Texas Instruments, Toshiba, TriQuint Semiconductor, and others. In the broadband, test and measurement equipment, and industrial markets, we principally compete with Hittite, M/A-COM, Renesas, Skyworks, and others. Our principal competitors in the space and military markets include Analog Devices, Hittite, Intersil, M/A-COM, and others. We expect increased competition from other established and emerging companies if our market continues to develop and expand. For example, a number of competitors now also offer competitive products based on SOI technologies and we expect that this could increase in the future because of the benefits of using SOI. Current or potential competitors have also established or may establish financial and strategic relationships with each other or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would adversely affect our business. In addition, a competitor could acquire a partner to which we have licensed certain rights to sell products using our technology. In addition, we expect increased competition from companies using technologies or competitors using technologies based on standard CMOS. There can be no assurance that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition, and results of operations.
In addition, we may face competition because of the potential risks customers associate with purchasing products from sole sources. Because our products are manufactured using a proprietary technology, customers may be reluctant to purchase some our products because they may view us as a sole source supplier for certain of their component parts. Customers generally prefer to incorporate components into their products that can be sourced from multiple suppliers.
We depend on limited sources of supply for some of the key components and materials in our products, and a limited number of suppliers for wafer preparation, which makes us susceptible to shortages, price fluctuations, and quality risks that could adversely affect our operating results.
We purchase a number of key components and materials used in our products from limited source suppliers. For example, we currently obtain synthetic sapphire substrates from three third-party suppliers, including Kyocera, Rubicon, and Namiki. Our current consumption levels of synthetic sapphire represent less than approximately two percent of worldwide synthetic sapphire production. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them. For example, competition for synthetic sapphire wafer capacity has increased significantly in recent years due to the use of sapphire as a substrate for blue and white LEDs. This increasing demand for synthetic sapphire for use in LEDs has resulted in substantial increases in the cost of sapphire substrates and could adversely impact our manufacturing costs as well as the availability of sapphire substrate supply. In addition, we and our outside foundries use a limited number of suppliers for wafer preparation. For example, we currently obtain bonded SOS wafers and SOI wafers from Soitec.
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
We believe that our UltraCMOS platform gives us a competitive advantage because it enables us to develop new products that integrate RF, analog, digital, and other functions on a single chip. However, if our competitors implement technologies such as SOI that enable them to better integrate functionality or if demand for integrated components in the future is smaller than anticipated, our competitive advantage would be diminished and our business could be adversely affected.
Our failure to continue to keep pace with new or improved semiconductor process technologies could impair our competitive position.
The semiconductor industry has historically been characterized by advancing technology through smaller geometries and larger wafer sizes, as well as through other proprietary and non-proprietary techniques. Although we have certain proprietary semiconductor processes, such as the application of silicon on a sapphire substrate and SOI in our UltraCMOS process, we constantly seek to develop new and improved techniques and methods internally and with the assistance of our suppliers. For example, we are currently working with numerous suppliers with respect to our next generation technologies. There can be no assurance that our efforts with these suppliers will ultimately be successful or result in next generation technologies that enable us to cost effectively produce our products in the future. For example, higher costs associated with the introduction and start up of new technologies could negatively impact our gross margins if the selling prices for our products based on new technologies do not sufficiently offset our higher costs for these technologies. For instance, we implemented new manufacturing processes in 2011 which resulted in low yields of certain wafers. As such, we recorded reductions to the carrying value of inventory as a result of a lower of cost or market valuation. Gross margins declined in our third and fourth quarter of fiscal 2011 as a result. Our future success depends in part upon our ability to continue to improve our semiconductor process technologies in order to adapt to emerging module manufacturer and OEM requirements and to competitive market conditions. If we fail for any reason to remain abreast of new and improved semiconductor process technologies as they emerge, we may lose market share which could adversely affect our operating results.
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
The manufacture and assembly of ICs, particularly high performance RFICs that we supply, is a highly complex process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the fabrication equipment. As is typical in the semiconductor industry, we have from time to time experienced lower than anticipated manufacturing yields. In particular, we have in the past and may experience in the future lower manufacturing yields with respect to the introduction of new products, migration to smaller geometries, or the installation and start up of new process technologies. Our operating results could be adversely affected if we were unable to maintain current manufacturing yields through our third-party foundry relationships. For example, we experienced lower than anticipated yields on certain wafers due to the implementation of new manufacturing processes and recorded an inventory write-down of $3.1 million for the quarter ended September 25, 2011, as a result of a lower of cost or market valuation.
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

Our production cycle times could be longer than our customer commit time. The cycle time to build inventory may pose a risk of inventory exposure to changing market demand and result in higher inventory levels and cash consumption. For instance, building inventory quickly enough in times of high demand may not be feasible and we may damage our relationships with parties that use or distribute our products. Similarly, in times of falling demand we may hold inventory in excess of forecasts or inventory that is obsolete which could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. For instance, during the fourth quarter of fiscal 2013 we incurred $3.1 million of costs in relation to excess inventory and lower of cost or market valuation.
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
We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the year and three months ended December 28, 2013 and December 29, 2012.
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
Although our products are used in a variety of end markets, our future growth depends to a significant extent on the success of our principal end markets. The rate at which these markets will grow is difficult to predict. These markets may fail to grow or decline for many reasons, including insufficient consumer demand, decreased demand for bandwidth, lack of access to capital and procurement processes, and changes in regulatory environments. If demand for high performance RFICs or devices in which our products are incorporated declines, fails to grow, or grows more slowly than we anticipate, purchases of our products may be reduced, and our net revenue could decline.
In particular, a significant portion of our products are incorporated into mobile devices. Accordingly, demand for our products is dependent on the ability of mobile device manufacturers to successfully sell wireless devices that incorporate our products. We cannot be certain whether these manufacturers will be able to create or sustain demand for their wireless devices that contain our products or how long they will remain competitive in their business, if at all. The markets for these manufacturers are intensely competitive and are characterized by rapid technological change. These changes result in frequent product introductions and short product life cycles. The success of these mobile device manufacturers and the demand for their wireless devices can be affected by a number of factors, including those described in this Part I, Item 1A as well as:

•	market acceptance of their mobile devices that contain our products;

•	the impact of slowdowns or declines in sales of mobile devices in general;

•	their ability to design products with features that meet the evolving tastes and preferences of consumers;

•	fluctuations in foreign currency;

•	relationships with wireless carriers in particular markets;

•	the implementation of, or changes to, mobile device certification standards and programs;

•	technological advancements in the functionality and capabilities of mobile devices;

•	the imposition of restrictions, tariffs, duties, or regulations by foreign governments on mobile device manufacturers;

•	failure to comply with governmental restrictions or regulations;

•	cost and availability of components for their products; and

•	inventory levels in the sales channels into which mobile device manufacturers sell their products.
Our future net revenue growth depends on demand for bandwidth for many of our relevant markets, including mobile device, wireless infrastructure, and space and military. However, such bandwidth demands are subject to market changes and the evolving requirements of end users and therefore may not occur.
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
A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended December 28, 2013, approximately 64% and 12% of our net revenue was derived from Macnica and Richardson, respectively, and for the year ended December 28, 2013, Macnica and Richardson accounted for 69% and 11% of our net revenue, respectively. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.
In addition to distribution and sales activities, some of our distributors provide technical sales support to module manufacturers and OEMs. The activities of our distributors are not within our direct control. Our failure to manage our relationships with these distributors could impair the effectiveness of our sales, marketing, and support activities. A reduction in the sales efforts, technical capabilities, or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with our distributors could have a negative effect on our sales, financial results, and ability to support the OEMs and module manufacturers who purchase our products. We generally engage our distributors under short-

term contracts, which typically may be terminated by either party upon 90 days’ notice. It generally takes approximately three months for a distributor to become educated about our products and capable of providing quality sales and technical support to the module manufacturers and OEMs. Recruiting and retaining qualified distributors and training them in our technology and product offerings requires significant time and resources. However, it may be difficult to terminate foreign distributors if they are not performing as expected. If our relationship with one of our other distributors were terminated for any reason, shipments to current and prospective module manufacturers and OEMs could be disrupted or delayed, and we could experience a diversion of substantial time and resources as we seek to identify, contract with, and train a replacement, all of which could adversely affect our operating results.
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
The percentage of our net revenue attributable to customers based outside North America was 79% and 84% for the three months ended December 28, 2013 and December 29, 2012, respectively, and 83% for the years ended December 28, 2013 and December 29, 2012. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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
Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended December 28, 2013, December 29, 2012, and December 31, 2011, our research and development expenses were $10.8 million, or approximately 25% of our total net revenue, $10.6 million, or approximately 17% of our total net revenue, and $6.4 million, or approximately 18% of our total net revenue, respectively. In the years ended December 28, 2013, December 29, 2012, and December 31, 2011, our research and development expenses were $42.2 million, or approximately 21% of our total net revenue, $34.1 million, or approximately 17% of our total net revenue, and $22.7 million, or approximately 21% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.
We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

We may encounter difficulties in enhancing or modifying our enterprise resource planning, or ERP, system, which may adversely affect our operations and financial reporting.
Any difficulties enhancing or modifying our current ERP system for new process activities or channel partners, could cause significant issues in the management of our business. We may fail to meet, or incur higher costs to meet, customer demand for our products, or we could be delayed in our ability to meet our financial reporting obligations as a result of ERP system errors, any of which could materially adversely affect our results of operations.
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
A number of our facilities and those of our third-party fabrication facilities are located in areas with above average seismic activity. Our primary facility and headquarters are located in San Diego, California, and we have an office in Tokyo, Japan for marketing and sales. We could suffer significant business disruption due to earthquakes, and the risk of an earthquake in Southern California or the Pacific Rim region is significant due to the proximity of major earthquake fault lines. We are not currently covered by insurance against business disruption caused by earthquakes. Furthermore, if our third-party fabrication facilities operated by LAPIS Semiconductor in Miyazaki, Japan, MagnaChip Semiconductor in Cheongju, South Korea, Global Foundries, Inc. in Singapore, or Silanna Semiconductor in Sydney, Australia were to experience any problems or downtime, including those caused by fire, earthquake, floods, or other natural disasters, we would be unable to meet our production targets and our business would be adversely affected. For example, although the LAPIS Semiconductor manufacturing facility was not directly impacted by the massive earthquake and tsunami that hit northeastern Japan on March 11, 2011, LAPIS Semiconductor or our other suppliers or customers located in Japan could have experienced serious production delays in the aftermath of the disaster resulting from supply disruptions, transportation difficulties in Japan, rationing of electricity, or other reasons. In addition, if any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. There is no assurance that we would be able to secure replacement wafer production capacity on a timely basis or at all, or that if available, it could be obtained on favorable terms. In addition, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our business or the respective businesses of the module manufacturers, OEMs, distributors, and contract manufacturers, who purchase or sell our products, or the economy as a whole. To the extent that such disruptions result in delays or cancellations of orders by the module manufacturers, OEMs, distributors, or contract manufacturers or delays the deployment of our products, our business, results of operations, and financial condition could be adversely affected.
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

On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RFMD. The lawsuit alleges that certain of RFMD’s products infringe our patents relating to SOI design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. On December 12, 2013, RFMD filed a counterclaim alleging that we violate a patent owned or licensed by RFMD. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 170 U.S. and international patents issued or pending as of December 28, 2013 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. For example, we filed a lawsuit in the U.S. District Court for the Central District of California alleging the infringement of our patents by RFMD. See Item 3, “Legal Proceedings,” for further discussion. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
As of December 28, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 21% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.
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
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Furthermore, as a result of the extended time period afforded us as a newly public company, the effectiveness of our internal control over financial reporting may not be as transparent to our investors as they may otherwise expect of a public reporting company, which could further impact investor confidence in the accuracy and completeness of our financial reports.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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
We have financed our operations primarily through the sale of convertible preferred stock, equipment term notes and leases, a credit facility, and in fiscal 2012, by cash generated from operations and proceeds from our IPO. However, we may require additional capital from equity or debt financing in the future to fund our operations, respond to competitive pressures, or strategic opportunities. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt financing to fulfill our obligations as they become due. If we are unable to successfully manage our working capital and require additional financing, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, the terms of any new debt financing may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to incur interest expense. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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

Further significant changes in our stockholder composition may jeopardize our ability to use some or all of our net operating losses (NOL) and research tax credit carryforwards.
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
We completed a study to assess whether an ownership change has occurred since our formation through December 28, 2013. Based upon this study, we believe that several ownership changes have occurred.  We have reduced our deferred tax assets related to the NOL and R&D tax credit carryovers that are anticipated to expire unused as a result of the ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit our ability to utilize our remaining tax attributes.
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
Our primary facilities and headquarters are located in San Diego, California in three leased buildings totaling 96,384 square feet. These facilities house our manufacturing and supply chain organization, research and design function, as well as the majority of our marketing, sales and administration functions. The lease expires at the end of December 2015. In addition, we lease facilities in the following locations: Arlington Heights, Illinois for product development, marketing, and sales; Reading, United Kingdom for product development, marketing and sales; and Seoul, Korea for marketing and sales. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on suitable, commercially reasonable terms to accommodate future needs.

Item 3.	Legal Proceedings
On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RFMD. The lawsuit alleges that certain of RFMD’s products infringe our patents relating to SOI design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. On December 12, 2013, RFMD filed a counterclaim alleging that we violate a patent owned or licensed by RFMD. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. We believe the outcome of this pending litigation will not have, individually or in the aggregate, a material adverse effect on our consolidated financial statements.

On November 14, 2013, representatives of the U.S. Department of Homeland Security (DHS), in collaboration with the United States Attorney’s Office for the Southern District of California (USAO), executed a federal search warrant at our San Diego facilities in connection with an investigation into exports and temporary imports of certain products sold in the aerospace market. We are cooperating fully with the USAO and DHS officials. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of our compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR). Based on this review we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $0.5 million per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, it is not currently possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

From time to time, we are subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

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
Market Information
Our common stock has been listed on the Nasdaq Global Market under the symbol “PSMI” since August 8, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended December 29, 2012:
Third Quarter (from August 8, 2012)	$19.47	$13.99
Fourth Quarter	$18.96	$13.85
Fiscal Year Ended December 28, 2013:
First Quarter	$15.97	$8.50
Second Quarter	$11.37	$9.12
Third Quarter	$12.02	$8.98
Fourth Quarter	$9.23	$7.41
As of December 28, 2013, we had approximately1,342 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

The following graph shows a comparison from August 8, 2012 (the date our common stock commenced trading on the Nasdaq Global Market) through December 28, 2013 of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Philadelphia Semiconductor Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Philadelphia Semiconductor Index assume reinvestment of dividends. The graph assumes an investment of $100 on August 8, 2012, and the reinvestment of dividends. All returns are reported as of our fiscal month end, except for August 8, 2012, which was the date of our initial public offering.

	Period Ending
	8/8/2012	9/28/2012	12/28/2012	3/28/2013	6/28/2013	9/27/2013	12/27/2013
Peregrine Semiconductor Corporation	100	121	104	70	78	64	53
Nasdaq Composite Index	100	103	98	109	113	126	138
Philadelphia Semiconductor Index	100	95	94	109	117	122	132

Item 6.	Selected Financial Data
The following tables set forth selected consolidated financial data. We derived the selected consolidated statement of operations data for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and the selected consolidated balance sheet data as of December 28, 2013 and December 29, 2012 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$202,316	$203,908	$107,771
Cost of net revenue (1)	120,920	124,135	70,955
Gross profit	81,396	79,773	36,816
Operating expense:
Research and development (1)	42,192	34,134	22,730
Selling, general and administrative (1)	43,142	36,971	23,252
Total operating expense	85,334	71,105	45,982
Income (loss) from operations	(3,938)	8,668	(9,166)
Interest expense, net	(130)	(1,354)	(311)
Other income (expense), net	84	(130)	(9)
Income (loss) before income taxes	(3,984)	7,184	(9,486)
Provision (benefit) for income taxes	67	(88)	196
Net income (loss)	(4,051)	7,272	(9,682)
Net income allocable to preferred stockholders	—	(4,515)	—
Net income (loss) attributable to common stockholders	$(4,051)	$2,757	$(9,682)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$0.19	$(3.57)
Diluted	$(0.13)	$0.15	$(3.57)
Shares used in computing net income (loss) per share:
Basic	32,294	14,291	2,715
Diluted	32,294	18,651	2,715

	As of
	December 28, 2013	December 29, 2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,249	$44,106
Marketable securities	46,923	49,253
Working capital	82,362	78,050
Total assets	160,875	197,918
Obligations under capital leases, less current portion	—	18
Stockholders’ equity	123,531	119,119

(1)	Includes stock-based compensation expense related to options granted to employees and others as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Cost of net revenue	$883	$588	$431
Research and development	2,097	1,419	762
Selling, general and administrative	3,635	2,430	1,891
Total	$6,615	$4,437	$3,084

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part IV, Item 15 of this Report and the “Risk Factors” included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.
Overview
We are a fabless provider of high performance radio frequency integrated circuits, or RFICs. Our solutions leverage our proprietary UltraCMOS technology, which enables the design, manufacture, and integration of multiple radio frequency, or RF, mixed signal, and digital functions on a single chip. We believe our products deliver an industry leading combination of performance and monolithic integration. Our solutions target a broad range of applications in the space and military, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets. We have shipped over two billion RFICs based on our UltraCMOS technology.
Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes an insulating substrate to provide greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These technical attributes result in RF devices with excellent high-frequency and power handling performance, as well as, reduced crosstalk between frequencies. In addition, increased broadband linearity enables faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 170 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.
We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of December 28, 2013, we offer a broad portfolio of more than 230 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 28, 2013, our products were sold to more than 1,700 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $202.3 million, $203.9 million, and $107.8 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. We recorded net income of $7.3 million and $3.8 million for the years ended December 29, 2012 and December 25, 2010, respectively, and a net loss of $4.1 million and $9.7 million for the year ended December 28, 2013 and December 31, 2011, respectively. As of December 28, 2013, we had an accumulated deficit of $225.0 million.
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

Key Financial Measures
Net Revenue. Our net revenue is comprised of product net revenue and other net revenue and is derived primarily from the sale of our products, which include both our application specific standard products and customer specific standard products. We develop application specific standard products from our own specifications, and we sell these products using our direct sales force, our network of sales representatives, and our distributors. For higher volume markets, we also develop customer specific standard products to meet the specialized requirements of individual customers, and we sell these products using our direct and indirect sales organization. We sell our products worldwide through our direct sales force and field applications engineering staff, our network of domestic and international independent sales representatives, and both worldwide and regional distribution partners. Each of these channels is supported by our customer service and marketing organizations. Prior to a customer’s selection and purchase of our products, our direct sales force and field applications engineers provide our customers technical assistance in the use of our RFICs for the design of their products. Our network of sales representatives and distributors have been selected based on their focus on and knowledge of RFICs, their ability to provide a high level of field application engineering support or their regional logistical support capabilities. We provide ongoing technical training for new products to our sales representatives and distributors to keep them informed of product enhancements and new product releases. We share product information and technical specifications with our customers using web-based tools. We plan to expand our direct sales and support capabilities and our network of independent sales representatives in key regions domestically and internationally.
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
We also receive a portion of our net revenue from customer or government sponsored research and development activities, and from wafer services provided to third-parties who develop their own ICs using our UltraCMOS processes, both of which we refer to as “other net revenue.” Research and development activities range from development activities to investigate technological capabilities, in which we receive funded research for IC design techniques or new semiconductor technologies at the request of a customer, to custom development projects in which we are paid to enhance or modify an existing product or develop a new product to meet a customer’s specifications. The amount of this type of net revenue we record in any period is not expected to be significant, and the amount recorded will vary from period to period depending on the timing of third-party development activity opportunities, and the related effort we incur in each period.

Our net revenue has grown rapidly in previous years, but this growth has slowed and our net revenue declined in fiscal 2013 compared to fiscal 2012. The principal driver of our net revenue growth has been the increased volume of sales of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. More recently, our net revenue declined due to reductions in our average selling prices and changes to our end markets. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary from single small low volume purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.
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
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 83%, 85%, and 68% for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 73%, 73%, and 49% for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.
Cost of Net Revenue. Cost of net revenue consists primarily of substrates, wafer processing, and testing and packaging. Cost of net revenue also includes manufacturing related personnel costs, which include stock-based compensation expenses, facilities, supplies and equipment costs, and quality assurance costs.
One of our most important objectives is maintaining and improving our gross margin, which we define as gross profit expressed as a percentage of our net revenue. Our total gross margin in any period can be materially affected by product mix, that is, the percentage of our net revenue in that period that is attributable to higher or lower margin products, and by other factors, some of which are not under our control. Due to these factors, our gross margins have fluctuated from quarter-to-quarter. For example, gross margin was negatively impacted during the quarter ended December 28, 2013 due to a reduction in the carrying value of inventory as a result of a lower of cost or market valuation and excess and obsolete inventory write-downs.

The factors that can influence the gross margins of any individual product, include the following:

•	the pricing that the features and performance of our products can command;

•	the volume of products produced absorbing manufacturing overhead structure for procurement, test, and quality support, and their related costs;

•	write-downs of inventory;

•	the competitive pressures on the pricing of our products from similar product offerings from other semiconductor manufacturers; and

•	the costs and yields of wafers, packages, and other materials used in manufacturing our products; fabrication costs; assembly and test costs; factory equipment utilization; and operating efficiencies.
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
At December 28, 2013, we have U.S. federal and state NOL carryforwards of approximately $147.6 million and $102.5 million, respectively, after taking into consideration the impact of Code Section 382 as discussed below. The federal NOL carryforwards will expire between 2018 and 2031, unless previously utilized. The state NOL carryforwards will expire between 2014 and 2031, unless previously utilized. We have federal and state research tax credit carryforwards of approximately $7.2 million and $9.9 million, respectively, at December 28, 2013. The federal credits will begin to expire in 2024. The state credits do not expire.
Pursuant to Code Sections 382 and 383, annual use of our NOL and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of 50% of certain stockholders occurs within a three year period. An ownership change may limit the amount of NOL and research tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.
We completed a study to assess whether an ownership change has occurred since the our formation through December 28, 2013. Based upon this study, we believe that several ownership changes have occurred.  We have reduced our deferred tax assets related to the NOL and research tax credit carryovers that are anticipated to expire unused as a result of the ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit our ability to utilize our remaining tax attributes.

Restructuring. On January 30, 2014, we approved a restructuring plan. The plan consists of a reduction in force which will be substantially completed by the end of the first quarter of 2014. The total charge resulting from this plan is expected to be approximately $1.5 million to $2.0 million.
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
Revenue Recognition
Our net revenue is primarily generated from sales of RFICs. We recognize net revenue when each of the following have occurred: (1) there is persuasive evidence that an arrangement with our customer exists, which is generally a customer purchase order; (2) the products are delivered, which generally occurs when the products are shipped and title and risk of loss has been transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection of the customer receivable is deemed reasonably assured.
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
Inventory Valuation
We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. Forecasted demand is determined based on historical sales and expected future sales. We state our inventory at the lower of cost or market value, with cost determined on a first-in, first-out basis. We record reductions to the carrying value of our inventory to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Determination of the market value may be complex, and therefore requires management to make assumptions and to apply judgment. In order for management to make the appropriate determination of market value, the following items are commonly considered: inventory turnover statistics; inventory quantities on hand in our facilities and customer inventories; unfilled customer order quantities; forecasted customer demand; competitive pricing; seasonality factors; consumer trends; and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded reserves. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that may adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross profits when products are sold.
Income Taxes
We account for income taxes under the asset and liability approach. We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. We are in a three-year cumulative loss position, and have concluded that a full valuation allowance against our net deferred tax assets is appropriate given our recent history of losses and uncertainties regarding our ability to generate future taxable income sufficient to utilize existing deferred tax assets prior to their expiration. In foreign jurisdictions we do not have cumulative losses, and we have not recorded a valuation allowance to reduce our net deferred tax assets. Realization of our deferred tax assets is dependent primarily upon our future U.S. taxable income. Our judgments regarding our future profitability may change due to the trend of our operating results, future market conditions, changes in U.S. or international tax laws, and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.
We are subject to income taxes in the U.S. and foreign countries, and to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities could challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. We believe that our provision for uncertain tax positions, including related interest and penalties, is adequate based on information currently available to us. The amount ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our overall provision requirement could change due to the issuance of new regulations or new case law, negotiations with tax authorities, resolution with respect to individual audit issues, or the entire audit, or the expiration of statutes of limitations.

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
For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, we estimated the grant date fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Risk-free interest rate	0.80%	0.72%	1.26%
Dividend yield	—	—	—
Expected term (years)	5.00	5.00	5.24
Volatility	61%	62%	61%
We based our expected volatility on the expected volatilities of a peer group of public companies within the semiconductor industry that are similar except for having publicly traded securities. We also utilize data of peer companies to determine the weighted average expected term in an effort to better align the expected term of our options with the term experienced by our peers. When making the selections of our industry peer companies to be used in our expected term and volatility determination, we also considered the stage of development, size, and financial leverage of such peer companies. We derived the risk-free interest rate assumption from the yield as of the grant date for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We based the assumed dividend yield on the expectation that we will not pay cash dividends in the foreseeable future. We will continue to use judgment in evaluating the expected term, volatility, and risk-free interest rate related to our stock-based compensation on a prospective basis and incorporating these factors in the Black-Scholes option pricing model.
We estimated forfeitures at the time of grant and will revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We utilized our historical forfeiture rates to estimate our future forfeiture rate. We will continue to evaluate the appropriateness of estimating the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on stock-based compensation expense as the cumulative effect of adjusting the rate for all stock-based compensation expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. The effect of forfeiture adjustments during fiscal 2013, 2012 and 2011 was insignificant.
If in the future we determine that other methods are more reasonable, or other methods for calculating these assumptions are prescribed by authoritative guidance, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected award lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our cost of net revenue, research and development expense, and our selling, general and administrative expense.
As a result of our fair value calculations using Black-Scholes option pricing model and the allocation of value to the vesting periods using the straight-line vesting attribution method, we recognized employee stock-based compensation in the statements of operations as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Cost of net revenue	$883	$588	$431
Research and development	2,097	1,419	762
Selling, general and administrative	3,635	2,430	1,891
Total	$6,615	$4,437	$3,084
The total compensation cost related to unvested stock option grants not yet recognized as of December 28, 2013 was $13.1 million, and the weighted-average period over which these grants are expected to vest is 2.1 years.
The intrinsic value of stock options outstanding at December 28, 2013 was $19.9 million, of which $19.7 million and $0.2 million related to stock options that were vested and unvested, respectively, at that time.
Accounting Periods
We use a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal 2013 and 2012 were 52-week years ending on December 28, 2013 and December 29, 2012, respectively. Fiscal 2011 was a 53-week year ending on December 31, 2011.

Results of Operations
The following table sets forth certain Consolidated Statements of Operations data expressed as a percentage of net revenue for the periods indicated:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net revenue	100%	100%	100%
Cost of net revenue	60	61	66
Gross profit	40	39	34
Operating expense
Research and development	21	17	21
Selling, general and administrative	21	18	22
Total operating expense	42	35	43
Income (loss) from operations	(2)	4	(9)
Other income (expense), net	—	—	—
Income (loss) before income taxes	(2)	4	(9)
Provision (benefit) for income taxes	—	—	—
Net income (loss)	(2)%	4%	(9)%
Comparison of the years ended December 28, 2013, December 29, 2012, and December 31, 2011
Net Revenue

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Product net revenue	$201,873	$203,680	$104,889
Other net revenue	443	228	2,882
Total net revenue	$202,316	$203,908	$107,771
A significant portion of our net revenue results from the sale of our antenna switches used in mobile devices and broadband and general purpose RF switches used in wireless infrastructure, broadband, industrial and other markets. The balance of our product sales being derived from digital attenuators, phase-locked loops (PLL), mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and space and military markets. For the year ended December 28, 2013, our product net revenue decreased by $1.8 million, or 0.9% compared to the same period in fiscal 2012, as higher volumes of switch products used in handset applications were more than offset by reductions in our average selling prices as a result of our increased product diversity in handset applications. Our overall average unit selling price for switches used in mobile devices in fiscal 2013 were also impacted by declines in the average selling prices associated with products introduced in prior years. Product net revenue from switches used in mobile devices decreased by $1.0 million compared to fiscal 2012. Product net revenue also decreased as a result of lower shipments of digital attenuators used in the wireless infrastructure and test and measurement markets was partially offset by an increase of PLLs sold into our space and military market. Other net revenue for the year ended December 28, 2013 increased by $0.2 million compared to fiscal 2012, primarily due to additional development contracts in the current year.

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
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Fiscal Years Ended
	December 28, 2013		December 29, 2012		December 31, 2011
	(in thousands)
United States	$35,089	17%	$34,489	17%	$31,921	30%
Japan	142,389	71	147,458	72	52,062	48
All others	24,838	12	21,961	11	23,788	22
	$202,316	100%	$203,908	100%	$107,771	100%
Cost of Net Revenue and Gross Profit

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Cost of net revenue	$120,920	$124,135	$70,955
% of net revenue	60%	61%	66%
Gross profit	$81,396	$79,773	$36,816
% of net revenue	40%	39%	34%
Cost of net revenue for the year ended December 28, 2013 decreased by $3.2 million, or 2.6%, compared to fiscal 2012 primarily due to reduced product costs through improvements in our production yields, and engineering efforts to reduce part costs, particularly those used in our high volume handset applications. Gross margin for the year ended December 28, 2013 increased to 40% from 39% compared to fiscal 2012. The gross margin improvement of 1% was mainly due to reduced product cost and a change in the mix of products sold, partially offset by additional inventory write-downs and costs associated with our corporate restructuring. In fiscal 2013, our product costs were negatively impacted by inventory write-downs of $7.8 million. These write-downs were mainly due to changes in customer forecasted demand from one of our distributors. In fiscal 2012, our product cost was negatively impacted by inventory write-downs of $1.9 million related to excess inventory during the fourth quarter of fiscal 2012. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressures from customers, variations in our manufacturing costs, or market volatility leading to fluctuations in the volumes we ship.

Cost of net revenue for the year ended December 29, 2012 increased by $53.2 million, or 75%, compared to fiscal 2011 primarily due to higher volume shipments of our antenna switches used in handsets. Gross margin for the year ended December 29, 2012 increased to 39% from 34% compared to fiscal 2011. The gross margin improvement of 5% was mainly due to reduced product cost, volume increase and a change in the mix of products sold. In fiscal 2011, our product cost was negatively impacted by inventory write-downs of $3.4 million during the second half of fiscal 2011. These write-downs were the result of lower than anticipated yields of certain wafers in new manufacturing processes. In fiscal 2012, the increased gross margin was partially offset by inventory write-downs of $1.9 million related to forecasted excess inventory during the fourth quarter of fiscal 2012.
Research and Development

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Research and development	$42,192	$34,134	$22,730
% of net revenue	21%	17%	21%
Research and development expense for the year ended December 28, 2013 increased by $8.1 million compared to fiscal 2012. The increase was in part due to increased compensation expense of $5.5 million as a result of higher headcount. Other non-personnel related research and development expenditures increased by $2.6 million due to the number of new product development and existing product enhancement initiatives undertaken, as we released more than 40 new products during the year ended December 28, 2013. We expect our research and development expense to remain materially consistent as a percentage of net revenue.
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
Selling, General and Administrative

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Selling, general and administrative	$43,142	$36,971	$23,252
% of net revenue	21%	18%	22%
Selling, general and administrative expense for the year ended December 28, 2013 increased by $6.2 million compared to fiscal 2012. The increase was in part attributable to additional compensation costs of $3.8 million mainly as a result of an increase in sales headcount compared to the prior year period and severance costs of $0.3 million associated with our corporate restructuring. Other increases included additional professional fees of $1.4 million and insurance costs of $0.5 million due to the full year effect of being a public company, as well as additional sales and marketing expense of $0.4 million and training and recruiting expense of $0.1 million. We expect our selling, general and administrative expense to remain materially consistent in absolute dollars, consisting of expected increases in professional fees offset by decreases in compensation costs.
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

Other Income (Expense)

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Interest expense, net	$(130)	$(1,354)	$(311)
Other income (expense), net	$84	$(130)	$(9)
Interest expense, net for the year ended December 28, 2013 consisted primarily of interest associated with the Murata supply and prepayment agreement, entered into during 2012. The decrease in interest expense, net compared to fiscal 2012 was due to repaying deposits received under the Murata agreement from $13.0 million to $0.9 million as of the end of fiscal 2013, as well as the absence of interest expense on warrants which were converted into common stock as part of our initial public offering (IPO), and the absence of interest expense on our line of credit, our notes payable, and certain capital leases which were paid off following our IPO in 2012. Other income (expense), net for the year ended December 28, 2013 decreased by $0.2 million compared to fiscal 2012, primarily due to higher realized foreign exchange gains.
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
Liquidity and Capital Resources
Our principal source of liquidity as of December 28, 2013 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities totaling $63.2 million. We have historically financed our operations primarily through the sale of preferred and common stock, equipment term notes, leases, a credit facility, and more recently by proceeds from our initial public offering, a customer deposit financing arrangement, and during fiscal 2012 from cash generated from operations. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying future expected liquidity requirements. As of December 28, 2013, we have an accumulated deficit of $225.0 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements for the foreseeable future. Our future growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or upon obtaining adequate debt or equity financing to fulfill our obligations as they become due.
During fiscal years 2012 and 2013, our cash from operating activities was impacted primarily due to the following transactions:

•
In March 2012, we entered into a supply and prepayment agreement with Murata for an initial term of 18 months. Under the terms of the agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor (Macnica) and to pay us a total deposit of $13.0 million, which were included in customer deposits as of December 29, 2012. During the year ended December 28, 2013, we have repaid $12.1 million under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $0.9 million.

•
As of December 29, 2012, we had received prepayments on purchase orders from Macnica of $11.4 million, which were included in customer deposits. During the year ended December 28, 2013, our customer deposits decreased as we received the remaining prepayments on purchases from Macnica during the first half of fiscal 2013. As of December 28, 2013, we had no prepayments as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013.

We use cash primarily to fund operating expenses, purchase inventory, acquire property and equipment, and in fiscal 2013, the repayment of customer deposits received and the elimination of a prepayment arrangement. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses as reflected in the change in our outstanding accounts payable and accrued expenses and excludes the impact of non-cash items such as depreciation and stock-based compensation.
One of our primary sources of cash is receipts from shipments of products to customers. Aside from the growth in amounts billed to our customers, net cash collections of accounts receivable are impacted by the efficiency of our cash collection process, which can vary from period to period depending on the payment cycles of our major customers.

Below is a summary of our cash flows used in operating, investing, and financing activities for the years indicated:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Net cash provided by (used in) operating activities	$(13,597)	$16,850	$(97)
Net cash used in investing activities	(3,948)	(66,769)	(4,330)
Net cash provided by (used in) financing activities	(10,276)	81,915	1,302
Effect of exchange rates on cash and cash equivalents	(36)	(9)	18
Net increase (decrease) in cash and cash equivalents	$(27,857)	$31,987	$(3,107)
Net cash provided by (used in) operating activities
Net cash used in operating activities in fiscal 2013 of $13.6 million was primarily attributable to fully utilizing the $11.4 million net deposits received from Macnica during fiscal 2012 for shipments in the future. The remaining $2.2 million consisted of our net loss of $4.1 million adjusted for non-cash expenses of $13.5 million, offset by changes of our operating assets and liabilities of $11.6 million, excluding the Macnica deposit. The net decrease in operating assets and liabilities was primarily attributable to decreases in accounts payable and accrued liabilities of $12.6 million, deferred revenue of $6.2 million, and an increase in accounts receivable of $3.6 million, partially offset by decreases in prepaid expenses and other current assets of $7.3 million and inventory of $3.5 million. Non-cash expenses of $13.5 million consisted primarily of depreciation and amortization of $6.6 million and stock-based compensation of $6.6 million. Accounts payable and accrued liabilities decreased due to lower manufacturing activity and timing of vendor payments during the period. Accounts receivable increased due to timing of cash collections. Deferred revenue decreased due to our distributor (Macnica) who carried lower inventory balances. Inventory decreased as of a result of lower levels of finished goods. Prepaid expenses and other current assets decreased by $7.3 million mainly due to deposit repayments from our suppliers of $3.8 million, as well as reductions in non-trade receivables from suppliers of $3.5 million.
Net cash used in investing activities
Net cash used in investing activities during the year ended December 28, 2013 consisted of purchases of marketable securities of $39.1 million and purchases of property and equipment of $5.9 million, offset by sales of marketable securities of $41.0 million. The majority of our capital expenditures in the year ended December 28, 2013 related to new testing machinery and equipment.
Net cash provided by (used in) financing activities
Net cash used in financing activities amounted to $10.3 million during the year ended December 28, 2013, and was primarily attributable to $12.1 million returned to Murata under the supply and prepayment agreement, partially offset by proceeds from exercising stock options provided $1.8 million during the year ended December 28, 2013.
During the year ended December 29, 2012 we repaid our line of credit, our notes payable and the majority of our capital leases. At December 28, 2013, there was no outstanding balance under the line of credit and the note payable and there was $19.2 million available, respectively. We were in compliance with our financial loan covenants at December 28, 2013.

Contractual Obligations, Commitments, and Contingencies
The following table summarizes our outstanding contractual obligations as of December 28, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$3,845	$2,428	$1,417	$—	$—
Inventory purchase obligations	12,345	12,345	—	—	—
Total	$16,190	$14,773	$1,417	$—	$—

As of December 28, 2013, we had recorded liabilities of $5.7 million for uncertain tax positions, which is not included in the table because we are unable to reliably estimate the amount of payments in individual years that will be made in connection with these uncertain tax positions.
Contingencies

On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RFMD. The lawsuit alleges that certain of RFMD’s products infringe our patents relating to SOI design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. On December 12, 2013, RFMD filed a counterclaim alleging that we violate a patent owned or licensed by RFMD. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. We believe the outcome of this pending litigation will not have, individually or in the aggregate, a material adverse effect on our consolidated financial statements.

On November 14, 2013, representatives of the U.S. Department of Homeland Security (DHS), in collaboration with the United States Attorney’s Office for the Southern District of California (USAO), executed a federal search warrant at our San Diego facilities in connection with an investigation into exports and temporary imports of certain products sold in the aerospace market. We are cooperating fully with the USAO and DHS officials. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of our compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR). Based on this review we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $0.5 million per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, it is not currently possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

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
Interest rate risk. The primary objective of our investment activity is to preserve principal, provide liquidity, and capture a market rate of return based on our investment policy parameters and market conditions. We do not enter into investments for trading or speculative purposes. Our investments have limited exposure to market risk. To minimize exposure to interest rate risk, we maintain a portfolio of short-term U.S. Treasuries money market funds, U.S. agency securities, certificates of deposit, commercial paper, and corporate notes and bonds. Our investments are stated at fair value. In the event that there are differences between fair value and cost in any of our available-for-sale securities, unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The interest rates are variable and fluctuate with current market conditions. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, and marketable securities and the fair value of those securities.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Peregrine Semiconductor Corporation
We have audited the accompanying consolidated balance sheets of Peregrine Semiconductor Corporation as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peregrine Semiconductor Corporation at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Diego, California
February 19, 2014

Peregrine Semiconductor Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$16,249	$44,106
Short-term marketable securities	28,035	30,361
Accounts receivable, net	16,905	13,353
Inventories	53,489	57,017
Prepaids and other current assets	4,085	11,108
Total current assets	118,763	155,945
Property and equipment, net	23,122	22,871
Long-term marketable securities	18,888	18,892
Other assets	102	210
Total assets	$160,875	$197,918
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,983	$22,306
Accrued liabilities	11,829	12,672
Accrued compensation	4,542	5,726
Customer deposits	916	24,425
Deferred revenue	6,131	12,755
Current portion of obligations under capital leases	—	11
Total current liabilities	36,401	77,895
Obligations under capital leases, less current portion	—	18
Other long-term liabilities	943	886
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at December 28, 2013 and December 29, 2012; no shares issued and outstanding at December 28, 2013 and December 29, 2012	—	—
Common stock, $.001 par value, 100,000 shares authorized at December 28, 2013 and December 29, 2012; 32,712 and 31,855 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	33	32
Additional paid-in capital	348,684	340,221
Accumulated deficit	(224,986)	(220,935)
Accumulated other comprehensive loss	(200)	(199)
Total stockholders’ equity	123,531	119,119
Total liabilities and stockholders’ equity	$160,875	$197,918
See accompanying notes.

Peregrine Semiconductor Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net revenue	$202,316	$203,908	$107,771
Cost of net revenue	120,920	124,135	70,955
Gross profit	81,396	79,773	36,816
Operating expense:
Research and development	42,192	34,134	22,730
Selling, general and administrative	43,142	36,971	23,252
Total operating expense	85,334	71,105	45,982
Income (loss) from operations	(3,938)	8,668	(9,166)
Interest expense, net	(130)	(1,354)	(311)
Other income (expense), net	84	(130)	(9)
Income (loss) before income taxes	(3,984)	7,184	(9,486)
Provision (benefit) for income taxes	67	(88)	196
Net income (loss)	(4,051)	7,272	(9,682)
Net income allocable to preferred stockholders	—	(4,515)	—
Net income (loss) attributable to common stockholders	$(4,051)	$2,757	$(9,682)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$0.19	$(3.57)
Diluted	$(0.13)	$0.15	$(3.57)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	32,294	14,291	2,715
Diluted	32,294	18,651	2,715
See accompanying notes.

Peregrine Semiconductor Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income (loss)	$(4,051)	$7,272	$(9,682)
Foreign currency translation adjustments	(1)	20	(20)
Unrealized gain on marketable securities	—	5	—
Comprehensive income (loss)	$(4,052)	$7,297	$(9,702)
See accompanying notes.

Peregrine Semiconductor Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock								Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Series A1		Series B1		Series C1		Series D1
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 25, 2010	5,763	$31,837	1,629	$11,298	6,108	$35,469	8,865	$93,826	2,674	$3	$82,554	$(218,525)	$(204)	$(136,172)
Exercise of stock options, net of repurchase liability and including vesting of early exercises	—	—	—	—	—	—	—	—	102	—	190	—	—	190
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,084	—	—	3,084
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,682)	—	(9,682)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Balance at December 31, 2011	5,763	31,837	1,629	11,298	6,108	35,469	8,865	93,826	2,776	3	85,828	(228,207)	(224)	(142,600)
Net settlement of Series D1 preferred stock warrants	—	—	—	—	—	—	47	1,285	—	—	—	—	—	—
Conversion of preferred stock upon initial public offering	(5,763)	(31,837)	(1,629)	(11,298)	(6,108)	(35,469)	(8,912)	(95,111)	22,412	22	173,715	—	—	173,737
Issuance of common stock upon initial public offering, net of offering costs and underwriter commission	—	—	—	—	—	—	—	—	6,166	6	75,784	—	—	75,790
Exercise of stock options, net of repurchase liability and including vesting of early exercise	—	—	—	—	—	—	—	—	430	1	457	—	—	458
Net settlement of common stock warrants	—	—	—	—	—	—	—	—	71	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,437	—	—	4,437
Net income	—	—	—	—	—	—	—	—	—	—	—	7,272	—	7,272
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	25	25
Balance at December 29, 2012	—	—	—	—	—	—	—	—	31,855	32	340,221	(220,935)	(199)	119,119
Exercise of stock options	—	—	—	—	—	—	—	—	857	1	1,848	—	—	1,849
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	6,615	—	—	6,615
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,051)	—	(4,051)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 28, 2013	—	$—	—	$—	—	$—	—	$—	32,712	$33	$348,684	$(224,986)	$(200)	$123,531
See accompanying notes.

Peregrine Semiconductor Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Operating activities
Net income (loss)	$(4,051)	$7,272	$(9,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,589	4,579	3,980
Loss on disposal of property and equipment	46	31	8
Stock-based compensation	6,615	4,437	3,084
Revaluation of warrants to fair value	—	633	(36)
Imputed interest related to deposit arrangements, net	(313)	420	—
Amortization of premium and discount on investments, net	368	169	—
Cash received for lease incentive	135	115	348
Changes in operating assets and liabilities:
Accounts receivable	(3,634)	(255)	(1,303)
Inventories	3,545	(27,188)	(7,522)
Prepaids and other current and noncurrent assets	7,330	(7,751)	(2,271)
Accounts payable and accrued liabilities	(12,585)	16,098	13,032
Customer deposits	(11,425)	11,425	—
Deferred revenue	(6,217)	6,865	265
Net cash provided by (used in) operating activities	(13,597)	16,850	(97)
Investing activities
Purchases of property and equipment	(5,884)	(17,212)	(4,354)
Proceeds from sale of equipment	6	6	24
Purchases of marketable securities	(39,097)	(54,663)	—
Sale and maturity of marketable securities	41,027	5,100	—
Net cash used in investing activities	(3,948)	(66,769)	(4,330)
Financing activities
Payments on obligations under capital leases	(37)	(661)	(681)
Payments on notes payable	—	(1,618)	(820)
Proceeds from line of credit	—	3,000	4,500
Payments on line of credit	—	(10,749)	—
Proceeds from exercise of stock options	1,845	445	148
Proceeds from exercise of warrants	—	31	—
Payments on customer deposit financing arrangement	(12,084)	—	—
Proceeds from customer deposit financing arrangement	—	13,000	—
Proceeds from initial public offering, net of underwriter commissions	—	80,278	—
Costs paid in connection with initial public offering	—	(1,811)	(1,845)
Net cash provided by (used in) financing activities	(10,276)	81,915	1,302
Effect of exchange rate changes on cash and cash equivalents	(36)	(9)	18
Net change in cash and cash equivalents	(27,857)	31,987	(3,107)
Cash and cash equivalents at beginning of year	44,106	12,119	15,226
Cash and cash equivalents at end of year	$16,249	$44,106	$12,119
Supplemental disclosure of cash flow information
Interest paid	$3	$388	$345
Income taxes paid	$149	$119	$82
Supplemental disclosure of non cash financing activities
Reclassification of restricted stock to equity upon vesting of early exercised options	$4	$13	$42
Loan and capital lease obligation for capital equipment and software	$—	$—	$207
Conversion of convertible preferred stock to common stock	$—	$173,715	$—
See accompanying notes.

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies
The Company
Peregrine Semiconductor Corporation (the Company) is a fabless provider of high performance radio frequency integrated circuits (RFICs). The Company’s solutions leverage its proprietary UltraCMOS technology which enables the design, manufacture, and integration of multiple RF, mixed signal, and digital functions on a single chip. The Company’s solutions target a broad range of applications in the space and military, automotive, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal years 2013 and 2012 were 52-week years ending on December 28, 2013 and December 29, 2012, respectively. Fiscal year 2011 was a 53-week year ending on December 31, 2011.
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
Impairment of Long-Lived Assets
The Company regularly reviews the carrying amount of its long-lived assets, as well as their useful lives, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company has not recognized any impairment losses through December 28, 2013.
Research and Development
Research and development costs are expensed as incurred.
Advertising Expense
The cost of advertising is expensed as incurred. The Company recognized advertising expense of $440, $288, and $185 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.
Revenue Recognition
The Company recognizes revenue when each of the following have occurred: (1) there is persuasive evidence that an arrangement with the customer exists, which is generally a customer purchase order; (2) the products are delivered, which generally occurs when the products are shipped and title and risk of loss has been transferred to the customer; (3) the selling price is fixed or determinable; and (4) collection of the customer receivable is deemed reasonably assured.
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
Stock-Based Compensation
The Company has stock incentive plans under which options to purchase common stock have been granted to employees, consultants and directors. The stock options have been granted to employees with exercise prices equal to or above the fair value of the underlying stock, as determined by the board of directors on the date the equity award was granted up until the Company’s initial public offering in August 2012. The board of directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stock, and the lack of liquidity of the Company’s common stock. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally four years.
Foreign Currency Translation
Functional currency of our international subsidiaries is the local currency. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the statement of operations.
Other Income (Expense), net
Other income (expense), net consists primarily of foreign currency exchange gains and losses.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), consist of foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss).

Income Taxes
The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, as measured by applying currently enacted tax laws. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future realization of the deferred tax asset is dependent on the reversal of existing taxable temporary differences, carryback potential, tax-planning strategies and on us generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, the Company has recorded a full valuation allowance against its domestic net deferred tax assets due to uncertainty of future realization.
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

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Numerator:
Net income (loss)	$(4,051)	$7,272	$(9,682)
Net income allocable to preferred stockholders	—	(4,515)	—
Net income (loss) attributable to common stockholders	$(4,051)	$2,757	$(9,682)
Denominator:
Weighted average common shares outstanding	32,296	14,303	2,737
Less: weighted average unvested shares of common stock subject to repurchase	(2)	(12)	(22)
Weighted average common shares used in computing basic net income (loss) per share	32,294	14,291	2,715
Weighted average effect of potentially dilutive securities:
Stock options	—	4,359	—
Common stock warrants	—	1	—
Weighted average common shares used in computing diluted net income (loss) per share	32,294	18,651	2,715
Net income (loss) per share attributable to common stockholders:
Basic	$(0.13)	$0.19	$(3.57)
Diluted	$(0.13)	$0.15	$(3.57)
Historical outstanding anti-dilutive securities not included in diluted net income (loss) per share calculation:
Common stock options	8,227	1,030	7,240
Common stock warrants	1	—	72
Preferred stock (as converted)	—	—	22,365
Preferred stock warrants	—	—	205
	8,228	1,030	29,882
3. Certain Financial Statement Information
Inventories consisted of the following:

	December 28, 2013	December 29, 2012
Raw materials	$22,265	$20,986
Work in progress	22,100	15,494
Finished goods	9,124	20,537
	$53,489	$57,017

During the years ended December 28, 2013 and December 29, 2012, the Company recorded inventory write-downs of $5,725 and $1,920, respectively, related to excess and obsolete inventory as a result of changes in customer forecasted demand from one of the Company's distributors. During the year ended December 28, 2013 and December 31, 2011, the Company also recorded reductions to carrying value of inventories of $2,041 and $3,355, respectively, as a result of a lower of cost or market valuation. The write-downs in fiscal 2013 were due to anticipated selling price reductions the Company believes necessary to stimulate customer demand for certain products. These write-downs for fiscal 2011 were the result of lower than anticipated yields of certain wafers in new manufacturing processes. These inventory reductions were recorded in cost of net revenue.
Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain, of $7,874 and $13,616 at December 28, 2013 and December 29, 2012, respectively.

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Property and equipment consisted of the following:

	Useful Life (Years)	December 28, 2013	December 29, 2012
Computer equipment and software	3 – 5	$6,390	$5,171
Machinery and equipment	5	40,427	33,753
Office furniture and equipment	7	1,081	775
Leasehold improvements	*	5,180	4,477
Construction in progress		1,544	3,831
		54,622	48,007
Less accumulated depreciation and amortization		(31,500)	(25,136)
		$23,122	$22,871
*    Leasehold improvements are amortized over the estimated life of the asset or remaining term of the lease, whichever is shorter.
Depreciation and amortization expense was $6,589, $4,579, and $3,980 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.
Accrued liabilities consisted of the following:

	December 28, 2013	December 29, 2012
Accrued inventory purchases	$1,717	$1,125
Accrued inventory repurchase obligation	6,510	6,900
Accrued other	3,602	4,647
	$11,829	$12,672

Accrued inventory repurchase obligation represents raw materials sold to suppliers for processing. These raw materials remain part of the Company’s total inventory and the transactions include only customary terms and conditions, such as shipping and payment terms.

4. Financial Instruments
The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of December 28, 2013:

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	December 28, 2013
					Reported as
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- Term Marketable Securities	Long-Term Marketable Securities
Cash	$7,023	$—	$—	$7,023	$7,023	$—	$—
Level 1:
Money market funds	9,226	—	—	9,226	9,226	—	—
Subtotal	9,226	—	—	9,226	9,226	—	—
Level 2:
U.S. Agency securities	22,929	4	(3)	22,930	—	15,929	7,001
Certificates of deposit	8,840	4	(10)	8,834	—	5,959	2,875
Commercial paper	998	—	(1)	997	—	997	—
Corporate notes and bonds	14,156	9	(3)	14,162	—	5,150	9,012
Subtotal	46,923	17	(17)	46,923	—	28,035	18,888
Total	$63,172	$17	$(17)	$63,172	$16,249	$28,035	$18,888
There were no transfers between Level 1, Level 2 or Level 3 securities in the year ended December 28, 2013. All of the long-term marketable securities had remaining maturities of between one and two years in duration at December 28, 2013.
As of December 28, 2013, the Company had 39 investments in marketable securities with a fair value of $23,361 that were in an unrealized loss position of $17 for less than 12 months and considers the declines in market value to be temporary in nature and does not consider any of its investments other-than temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.
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

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5. Stockholders’ Equity
Preferred Stock
Immediately prior to the closing of the IPO in August 2012, all shares of the Company’s then-outstanding convertible preferred stock outstanding automatically converted into 22,412 shares of common stock. The Company initially recorded each series of convertible preferred stock at their fair values on the dates of issuance, net of issuance costs. A redemption event would only occur upon the liquidation or winding up of the Company, a greater than 50% change of control or sale of substantially all of the assets of the Company. As the redemption event was outside the control of the Company, all shares of convertible preferred stock were presented outside of permanent equity in accordance with accounting guidance for redeemable securities.
Warrants
In May 2012, holders of Series D1 convertible preferred stock warrants net settled 80 of their warrants for 19 shares of Series D1 convertible preferred stock. On the date of the settlement, the Company de-recognized the fair value of the preferred stock warrant liability of $477 against convertible preferred stock.
The Company’s certificate of incorporation includes provisions which, based on approval of the board of directors and a majority of the stockholders of the Company, allow for a sale of the assets of the business whereby the Company could be required to pay the liquidation preference on outstanding convertible preferred stock. As a result of these provisions, warrants to purchase convertible preferred stock were accounted for as liabilities. The Company adjusts the carrying value of such warrants to their estimated fair value at each reporting date and increases or decreases in the fair value of such warrants are recorded as interest expense in the consolidated statements of operations. The Company recorded changes to the fair value of the warrant liability of ($634) and $36 for the years ended December 29, 2012 and December 31, 2011, respectively. The changes in the warrant liability are recorded in interest expense.

Stock-Based Compensation
2004 Plan: The Company is authorized to issue 6,495 shares upon the exercise of options to purchase common shares to employees, directors and consultants under a stock option plan adopted in 2004, as amended (the 2004 Plan). The 2004 Plan provides for the issuance of both incentive stock options (ISOs) and nonstatutory stock options (NSOs). NSOs may be granted to employees, directors or consultants, while ISOs may be granted only to employees. Options granted vest over a maximum period of four years and expire ten years from the date of grant. New hire stock options generally vest over four years, 25% on the first anniversary of the date of grant and monthly thereafter for the remaining three years. Stock options are not participating in any dividends declared by the Company.
2012 Plan: In April 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (the 2012 Plan) and the stockholders approved it in May 2012. The 2012 Plan became effective on the completion of the IPO. The 2012 Plan authorizes the grant of ISOs, NSOs, stock appreciation rights, restricted stock, stock units, and performance cash awards.
2012 ESPP: In April 2012, the Company’s board of directors adopted the 2012 Employee Stock Purchase Plan (the 2012 ESPP) and the stockholders approved it in May 2012. The 2012 ESPP became effective on the completion of the IPO. A total of 1,000 shares of common stock will be made available for sale under the 2012 ESPP. The 2012 ESPP permits participants to purchase common stock at a discount through contributions of up to 15% of their eligible compensation. The 2012 ESPP will be implemented through offering periods of approximately six months in duration. The purchase price of shares will be 85% of the lower of the fair market value of the Company’s common stock on the first trading day of each offering period or on the purchase date. No offering periods have commenced to date with respect to the 2012 ESPP.
The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected term (years)	5.00	5.00	5.24
Risk-free interest rate	0.80%	0.72%	1.26%
Dividend rate	—	—	—
Volatility	61%	62%	61%
Forfeiture rate	3%	3%	3%
Estimated fair value per stock option	$5.26	$8.37	$4.47
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

The following summarizes activity related to the Company’s stock options under the 2004 Plan and 2012 Plan at December 28, 2013:

	Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 25, 2010	6,135	$2.86	$37,360	7.04
Granted	1,349	9.69
Exercised	(105)	1.84
Forfeited	(139)	5.94
Outstanding at December 31, 2011	7,240	$4.11	$34,493	6.68
Granted	903	15.98
Exercised	(432)	1.07
Forfeited	(109)	8.49
Outstanding at December 29, 2012	7,602	$5.61	$69,449	6.35
Granted	1,862	10.27
Exercised	(857)	2.13
Forfeited	(380)	12.52
Outstanding at December 28, 2013	8,227	$6.71	$19,870	6.27
Vested and expected to vest at December 28, 2013	8,076	$6.63	$19,870	6.22
Exercisable at December 28, 2013	5,023	$4.15	$19,805	4.76
Total stock-based compensation expense recognized during the years ended December 28, 2013, December 29, 2012, and December 31, 2011 was comprised of the following:

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cost of net revenue	$883	$588	$431
Research and development	2,097	1,419	762
Selling, general and administrative	3,635	2,430	1,891
	$6,615	$4,437	$3,084

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The total intrinsic value of stock options exercised was $6,926, $5,491 and $757 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Upon exercise, the Company issues new shares of stock. As of December 28, 2013, the unrecognized estimated stock-based compensation related to nonvested stock options granted as of that date was $13,108, which is expected to be recognized over a weighted-average period of approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
Shares Reserved for Future Issuance
The following common stock is reserved for future issuance at December 28, 2013 and December 29, 2012:

	December 28, 2013	December 29, 2012
Common stock warrants	2	2
Stock awards issued and outstanding	8,227	7,602
Authorized for grants under the 2012 Plan and 2012 ESPP	3,787	3,996
	12,016	11,600
6. Income Taxes
Income (loss) before income tax consisted of the following for the years ended:

	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$(4,404)	$6,946	$(9,849)
Foreign	420	238	363
Income (loss) before income taxes	$(3,984)	$7,184	$(9,486)

The provision (benefit) for income taxes is as follows for the years ended:

	December 28, 2013	December 29, 2012	December 31, 2011
Current (benefit) provision:
Federal	$(81)	$(300)	$20
State	(32)	49	—
Foreign	137	141	175
Total current	24	(110)	195
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	43	22	1
Total deferred	43	22	1
Total income tax provision (benefit)	$67	$(88)	$196
A reconciliation of the federal statutory rate to the effective rate is as follows:

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	December 28, 2013	December 29, 2012	December 31, 2011
Income tax provision (benefit) on earnings at federal statutory rate	(35.0)%	35.0%	(35.0)%
State tax provision (benefit), net of federal benefit	0.9	3.2	(2.3)
Federal and state tax credits	(74.6)	(8.1)	(15.8)
Change in valuation allowance	116.2	(47.9)	55.2
Stock-based compensation	(7.9)	4.1	4.2
Valuation of warrants	—	3.1	(0.1)
Deemed repatriation of foreign earnings	—	3.6	—
Nondeductible expenses and other permanent differences, net	2.1	5.8	(4.1)
Income tax provision (benefit)	1.7%	(1.2)%	2.1%

The components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Net operating loss carryforwards	$55,010	$55,758
Research tax credit carryforwards	10,177	7,232
Accrued expenses and reserves	9,559	6,378
Foreign deferred tax assets	—	12
Total deferred tax assets	74,746	69,380
Deferred tax liabilities:
Depreciation	(3,669)	(2,918)
Foreign deferred tax liabilities	(32)	—
Total deferred tax liabilities	(3,701)	(2,918)
Less valuation allowance	(71,077)	(66,450)
Net deferred tax asset (liability)	$(32)	$12
The valuation allowance has been established to offset domestic deferred tax assets, as realization of such assets is not considered to be more likely than not due to the Company’s recent history of losses and uncertainties regarding the Company’s ability to generate future taxable income sufficient to utilize the existing deferred tax assets prior to their expiration.
At December 28, 2013, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $147,545 and $102,481, respectively, after taking into consideration the impact of Internal Revenue Code Section 382 as discussed below. The federal net loss carryforwards will expire between 2018 and 2031, unless previously utilized. The state net loss carryforwards will expire between 2014 and 2031, unless previously utilized.
During the year ended December 28, 2013, the Company generated excess tax benefits of approximately $1,654 from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income tax payable.
The Company had tax credit carryforwards of approximately $7,226 for federal and $9,934 for state purposes at December 28, 2013. The federal credits will begin to expire in 2024. The state research and development tax credit does not expire.
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
The Company completed a study to assess whether an ownership change has occurred since the Company’s formation through December 28, 2013. Based upon this study, the Company believes that several ownership changes have occurred.  The Company has reduced its deferred tax assets related to the NOL and R&D tax credit carryovers that are anticipated to expire unused as a result of the ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.
As of December 28, 2013, the Company has not provided for U.S. federal and state income taxes and foreign withholding taxes on approximately $237 of undistributed earnings of certain foreign subsidiaries as these earnings are considered indefinitely reinvested outside of the United States. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable due to the complexities of the hypothetical calculation. If management decides to repatriate such foreign earnings in future periods, the Company may incur incremental U.S. federal and state income taxes as well as foreign withholding taxes. However, the Company's intent is to keep these funds indefinitely reinvested outside the U.S. and its current plans do not demonstrate a need to repatriate them to fund U.S. operations. For certain earnings of foreign subsidiaries not considered indefinitely reinvested, such as Subpart F of the U.S. Internal Revenue Code (Subpart F), the Company has provided U.S. income taxes and foreign withholding taxes on these undistributed earnings. As of the year ended December 28, 2013, the Company recorded U.S. income taxes and foreign withholding taxes on $774 of undistributed earnings of foreign subsidiaries. During 2012, the Company recorded U.S. income taxes on approximately $900 of Subpart F earnings of foreign subsidiaries.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of year	$3,742	$2,035	$1,863
Increases (decreases) related to prior year tax positions	861	1,621	(5)
Increases related to current year tax positions	1,196	279	177
Expirations of the statute of limitations for the assessment of taxes	(68)	(193)	—
Balance at end of year	$5,731	$3,742	$2,035
Approximately $68 and $261 of the total unrecognized tax benefits at December 29, 2012 and December 31, 2011, respectively, would reduce the Company’s annual effective tax rate if recognized, and the remainder would have no effect as long as the Company’s deferred tax assets remain subject to a valuation allowance.
The Company does not anticipate any increases or decreases in the unrecognized tax benefit over the next 12 months.
Due to the NOL and credit carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for years 1998 through 2012. The foreign income tax returns are open to examination for the years 2011 through 2013.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was approximately $12 accrued interest and penalties associated with uncertain tax positions as of December 29, 2012 and no accrued interest as of December 28, 2013. The amount of interest and penalties recognized during the years ended December 28, 2013, December 29, 2012, and December 31, 2011 was $12, $85, and $20, respectively.
7. Commitments and Contingencies
Leases
The Company leases its primary operating facilities in San Diego, CA under operating lease agreements which expire on December 31, 2015. Future minimum annual payments under the operating lease for fiscal 2014 and 2015 are approximately $898 and $953, respectively. In addition, the Company leases certain equipment and software under operating lease agreements which expire between 2014 and 2016. Total operating lease and license expense was $4,045, $3,606, and $3,154 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Annual future minimum obligations under operating leases and licensing agreements as of December 28, 2013, are as follows:

Fiscal years:
2014	$2,428
2015	1,366
2016	51
Total minimum lease payments	$3,845
Long-term debt obligations

In May 2013, the Company amended its existing loan and security agreement, which increased the maximum line of credit availability up to $25,000 in accounts receivable financing. The Company is obligated to pay interest at the rate of LIBOR plus 2.0% to 2.5% subject to certain covenants. Interest is payable monthly with the principal due at the maturity date, December 31, 2015. At December 28, 2013 and December 29, 2012, there was no outstanding balance and there was $19,178 and $14,414 available, respectively. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio and minimum tangible net worth. The Company was in compliance with its financial covenants at December 28, 2013.
Legal Proceedings
On February 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, the Company filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, the Company consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014. On December 12, 2013, RFMD filed a counterclaim alleging the Company violates a patent owned or licensed by RFMD. Pursuing these actions is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. The Company believes the outcome of this pending litigation will not have, individually or in the aggregate, a material adverse effect on its consolidated financial statements.

On November 14, 2013, representatives of the U.S. Department of Homeland Security (DHS), in collaboration with the United States Attorney’s Office for the Southern District of California (USAO), executed a federal search warrant at the Company's San Diego facilities in connection with an investigation into exports and temporary imports of certain products sold in the aerospace market. The Company is cooperating fully with the USAO and DHS officials. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements.

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of the Company’s compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR).  Based on this review the Company could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $500 per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, the Company believes it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

The Company monitors the status of these and other contingencies on an ongoing basis to ensure amounts are recognized and/or disclosed in our financial statements and footnotes as required by ASC 450, Loss Contingencies. At the time of this filing, the Company had not recorded any accrual for loss contingencies associated with its legal proceedings as losses resulting from such matters were determined not to be probable.

Peregrine Semiconductor Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.
Commitments
The Company has open non-cancelable inventory purchase commitments of $12,345 as of December 28, 2013. Inventory purchase obligations represent purchase commitments for fixed prices and quantities of wafers, assembly, and test services. We expect to receive and pay for the majority of these materials and services during the next twelve months.
8. Supply and Prepayment Agreement
In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. On September 29, 2012, the Company and Murata agreed to reduce the deposits from $14,000 to $13,000. The Company has been repaying the deposit at a rate based on the number of RFICs purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. As of December 28, 2013, the Company repaid $12,084 under the supply and prepayment agreement with Murata resulting in a remaining customer deposit of $916.
As of December 29, 2012, the Company received prepayments on purchases made by Macnica, which were applied against outstanding accounts receivable balances. There is no remaining prepayment as of December 28, 2013 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April 2013. As of December 29, 2012, customer deposits included in prepayments on purchase orders from Macnica totaled $11,425.
During 2012, the Company paid $4,000 in deposits to suppliers to support production levels. During the year ended December 28, 2013, the Company received $3,755 in deposit repayments from suppliers resulting in a remaining balance of $245, which is included in prepaids and other current assets.

9. Restructuring

During December 2013, the Company made adjustments to reduce operating expense. These actions included consolidating office locations and reduction in employees across the Company’s operations in the U.S. and Japan. The restructuring was driven by long-term strategic and operational decisions.

The following table summarizes the restructuring activity and related accrual at December 28, 2013:

	Balance at December 29, 2012	Current Charges	Cash Payments	Balance at December 28, 2013
Employee termination benefits	$—	$636	$(218)	$418
Lease and other contract termination costs	—	73	(35)	38
Total	$—	$709	$(253)	$456

The remaining restructuring accrual balance of $456 as of December 28, 2013 is included in accrued liabilities and is expected to be paid in the first quarter of fiscal 2014. The accrual balance approximates fair value due to the short-term payment period. During the year ended December 28, 2013, the Company recorded restructuring expense of $340 in cost of net revenues and $369 in selling, general and administrative.

Subsequent to the year ended December 28, 2013, on January 30, 2014, the Company approved a restructuring plan. The plan consists of a reduction in force which will be substantially completed by the end of the first quarter of 2014. The total charge resulting from this plan is expected to be approximately $1,500 to $2,000.

10. Employee Benefits
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
11. Concentrations and Geographic Information
The Company sells a majority of its products throughout North America, Asia and Europe. The Company makes periodic evaluations of the credit worthiness of its customers and does not require collateral for credit sales. The Company recognizes an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. The Company considers customer specific issues, such as financial stability and ability to pay, when determining collectability of accounts receivable and appropriate allowances to record. The Company’s allowance for doubtful accounts was $100 as of December 28, 2013 and December 29, 2012.

Customers that exceeded 10% of total net revenue were as follows:

	Years Ended
	December 28, 2013	December 29, 2012	December 25, 2010
Macnica	69%	72%	48%
Richardson	11%	11%	16%
Customers whose balance represented greater than 10% of accounts receivable were as follows:

	December 28, 2013	December 29, 2012
Macnica	50%	43%
Richardson	*	14%
*     Less than 10% of accounts receivable for the respective period end
Net revenue is allocated to the geographic region where the customer, or its business unit that makes the purchase is geographically based, or where the services were provided. Net revenue by geographic region was as follows:

	Years Ended
	December 28, 2013		December 29, 2012		December 31, 2011
United States	$35,089	17%	$34,489	17%	$31,921	30%
Japan	142,389	71	147,458	72	52,062	48
All others	24,838	12	21,961	11	23,788	22
	$202,316	100%	$203,908	100%	$107,771	100%
As of December 28, 2013 and December 29, 2012 substantially all of the Company’s long-lived tangible assets are located in the U.S.
In addition, four vendors supplied 95% and 98% of the Company’s raw material for the years ended December 28, 2013 and December 29, 2012, respectively.
12. Segment Information
The Company operates in one segment related to the design, manufacturing and marketing of high performance RFICs for the space and military, broadband, industrial, mobile device, test and measurement equipment, and wireless infrastructure markets. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s resources and operations as a single operating segment.

13. Quarterly Financial Data (Unaudited)
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

	Net Revenue	Gross Profit	Net Income (Loss)	Diluted Net Income (Loss) Per Share *
Year Ended December 28, 2013
Fourth Quarter	$43,324	$15,607	$(6,828)	$(0.21)
Third Quarter	60,002	25,253	4,433	0.12
Second Quarter	52,365	20,719	(448)	(0.01)
First Quarter	46,625	19,817	(1,208)	(0.04)
Total	$202,316	$81,396	$(4,051)
Year Ended December 29, 2012
Fourth Quarter	$62,999	$27,282	$5,627	$0.15
Third Quarter	60,575	25,015	4,713	0.10
Second Quarter	43,639	16,241	(26)	(0.01)
First Quarter	36,695	11,235	(3,042)	(1.10)
Total	$203,908	$79,773	$7,272

*    The sum of the four quarters may not agree to the year total due to rounding within a quarter or the inclusion or exclusion of common stock equivalents in certain periods.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: February 19, 2014	By:	/s/ Jay Biskupski
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

Dated: February 19, 2014	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Dated: February 19, 2014	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: February 19, 2014	By:	/s/ Paul D’Addario
Paul D’Addario
Director

Dated: February 19, 2014	By:	/s/ John H. Allen
John H. Allen
Director

Dated: February 19, 2014	By:	/s/ Jeffrey K. Belk
Jeffrey K. Belk
Director

Dated: February 19, 2014	By:	/s/ Gary A. Monetti
Gary A. Monetti
Director

Dated: February 19, 2014	By:	/s/ Robert Pavey
Robert Pavey
Director

Dated: February 19, 2014	By:	/s/ Carl Schlachte
Carl Schlachte
Director

Dated: February 19, 2014	By:	/s/ Elton B. Sherwin
Elton B. Sherwin
Director

Dated: February 19, 2014	By:	/s/ Anthony S. Thornley
Anthony S. Thornley
Director

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-35623	3.1	August 17, 2012
3.2	Amended and Restated Bylaws.	8-K	001-35623	3.2	August 17, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Seventh Amended and Restated Investor Rights Agreement, dated August 17, 2006, by and among the Registrant, certain stockholders, and the investors listed on the signature pages thereto.	S-1	333-170711	4.3	November 19, 2010
4.5	Warrant to Purchase Stock issued June 18, 2003 to Silicon Valley Bank.	S-1	333-170711	4.5	November 19, 2010
4.6	Amendment to Warrant Agreement, dated April 2008, between SVB Financial Group and the Registrant.	S-1	333-170711	4.6	November 19, 2010
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170711	10.1	February 16, 2011
10.2†	Peregrine Semiconductor Corporation 1996 Stock Plan.	S-1	333-170711	10.2	November 19, 2010
10.3†	Form of 1996 Stock Plan Stock Option Agreement.	S-1	333-170711	10.3	November 19, 2010
10.4†	Peregrine Semiconductor Corporation 2004 Stock Plan.	S-1	333-170711	10.4	February 16, 2011
10.5†	Form of 2004 Stock Plan Stock Option Agreement.	S-1	333-170711	10.5	November 19, 2010
10.6†	Peregrine Semiconductor Corporation 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-170711	10.6	April 27, 2012
10.7†	Peregrine Semiconductor Corporation 2012 Employee Stock Purchase Plan.	S-1	333-170711	10.7	April 27, 2012
10.8†	2012 Executive Incentive Bonus Plan.	S-1	333-170711	10.8	April 27, 2012
10.9	Industrial Lease, dated April 20, 2000, between The Irvine Company and Continuous Computing Corporation.	S-1	333-170711	10.9	February 16, 2011
10.10	Consent to Assignment and Amendment to Lease dated March 19, 2007.	S-1	333-170711	10.10	February 16, 2011
10.11	First Amendment to Lease, dated August 23, 2005, between The Irvine Company and Continuous Computing Corporation.	S-1	333-170711	10.11	February 16, 2011
10.12	Second Amendment to Lease dated June 27, 2007.	S-1	333-170711	10.12	February 16, 2011
10.13	Mutual Assignment of Lease Agreement, dated March 1, 2007, between Continuous Computing Corporation and the Registrant.	S-1	333-170711	10.13	February 16, 2011
10.14	Third Amendment to Lease, dated August 6, 2010, between The Irvine Company and the Registrant.	S-1	333-170711	10.14	February 16, 2011
10.15	Distributor Agreement, dated December 23, 2010, between Richardson Electronics, Ltd. and the Registrant.	S-1	333-170711	10.15	February 16, 2011
10.16	Distribution Agreement, dated June 30, 2008, between Clavis (a division of Macnica, Inc.) and the Registrant.	S-1	333-170711	10.16	February 16, 2011

Incorporated by Reference	Filed Herewith

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.17	Addendum I to Distribution Agreement, dated June 30, 2010, between Clavis (a division of Macnica, Inc.) and the Registrant.	S-1	333-170711	10.17	February 16, 2011
10.18	Second Amended and Restated Loan and Security Agreement, dated June 23, 2010, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.18	November 19, 2010
10.19†	Letter Agreement, dated April 26, 2010, between David R. Shepard and the Registrant.	S-1	333-170711	10.23	February 16, 2011
10.20†	Letter Agreement, dated April 26, 2012, between James S. Cable, Ph.D. and the Registrant.	S-1	333-170711	10.24	April 27, 2012
10.21†	Letter Agreement, dated April 26, 2012, between Jay C. Biskupski and the Registrant.	S-1	333-170711	10.25	April 27, 2012
10.22	First Amendment to Second Amended and Restated Loan and Security Agreement, dated April 22, 2011, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.26	April 2, 2012
10.23	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated December 30, 2011, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.27	April 2, 2012
10.24#	Supply and Prepayment Agreement, dated March 23, 2012, between the Registrant and Murata Manufacturing Company, Ltd.	S-1	333-170711	10.28	April 12, 2012
10.25	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated February 14, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation	10-Q	333-170711	10.25	May 6, 2013
10.26	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 3, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation	10-Q	333-170711	10.26	May 6, 2013
10.27##	License Agreement between Peregrine Semiconductor Corporation and Murata Manufacturing Company, Ltd. dated May 28, 2013	10-Q	333-170711	10.27	August 5, 2013
10.28	Employment agreement between Carl Burrow and Peregrine Semiconductor Corporation					X
21.1	List of subsidiaries.	S-1	333-170711	21.1	November 19, 2010
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page to this report).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Indicates a management contract or compensatory plan.
#	Registrant has omitted portions of the referenced exhibit pursuant to an order granting confidential treatment under the Securities Act, issued August 7, 2012.
##	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment.
*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.