Form 10-Q
period 2014-03-29
PEREGRINE SEMICONDUCTOR CORP
filed 2014-05-07
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 29, 2014, the registrant had 33,190,539 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$12,385	$16,249
Short-term marketable securities	25,963	28,035
Accounts receivable, net	17,761	16,905
Inventories	44,928	53,489
Prepaids and other current assets	7,181	4,085
Total current assets	108,218	118,763
Property and equipment, net	21,480	23,122
Long-term marketable securities	20,591	18,888
Other assets	100	102
Total assets	$150,389	$160,875

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,838	$12,983
Accrued liabilities	9,934	11,829
Accrued compensation	3,603	4,542
Customer deposits	916	916
Deferred revenue	7,106	6,131
Total current liabilities	33,397	36,401
Other long-term liabilities	828	943
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at March 29, 2014 and December 28, 2013; no shares issued and outstanding at March 29, 2014 and December 28, 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized at March 29, 2014 and December 28, 2013, 33,154 and 32,712 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	33	33
Additional paid-in capital	351,313	348,684
Accumulated deficit	(234,979)	(224,986)
Accumulated other comprehensive loss	(203)	(200)
Total stockholders’ equity	116,164	123,531
Total liabilities and stockholders’ equity	$150,389	$160,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net revenue	$41,317	$46,625
Cost of net revenue	26,575	26,808
Gross profit	14,742	19,817
Operating expense:
Research and development	11,384	10,164
Selling, general and administrative	13,361	10,720
Total operating expense	24,745	20,884
Loss from operations	(10,003)	(1,067)
Interest income (expense), net	35	(79)
Other income (expense), net	19	(34)
Loss before income taxes	(9,949)	(1,180)
Income tax expense	44	28
Net loss	(9,993)	(1,208)
Basic and diluted net loss per share	$(0.30)	$(0.04)
Shares used to compute basic and diluted net loss per share	32,937	31,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(9,993)	$(1,208)
Foreign currency translation adjustments	(5)	9
Unrealized gain on marketable securities	2	8
Comprehensive loss	$(9,996)	$(1,191)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities
Net loss	$(9,993)	$(1,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,817	1,500
Loss on disposal of property and equipment	337	—
Stock-based compensation	2,104	1,466
Imputed interest related to deposit arrangements, net	41	19
Amortization of premium and discount on investments, net	80	106
Changes in operating assets and liabilities:
Accounts receivable	(767)	(839)
Inventories	8,570	(3,399)
Prepaids and other current and noncurrent assets	(3,188)	5,272
Accounts payable and accrued liabilities	(3,988)	(15,613)
Customer deposits	—	(9,093)
Deferred revenue	974	(5,207)
Net cash used in operating activities	(4,013)	(26,996)
Investing activities
Purchase of property and equipment	(628)	(1,866)
Purchase of marketable securities	(11,222)	(8,882)
Sale and maturity of marketable securities	11,500	10,340
Net cash used in investing activities	(350)	(408)
Financing activities
Payments on customer deposit financing arrangement	—	(2,787)
Proceeds from exercise of stock options	525	261
Net cash provided by (used in) financing activities	525	(2,526)
Effect of exchange rate changes on cash and cash equivalents	(26)	(9)
Net change in cash and cash equivalents	(3,864)	(29,939)
Cash and cash equivalents at beginning of period	16,249	44,106
Cash and cash equivalents at end of period	$12,385	$14,167
Supplemental disclosure of non cash financing activities
Reclassification of restricted stock to equity upon vesting of early exercised options	$—	$4
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2013 included in the Company’s Annual Report on Form 10-K filed on February 19, 2014 with the Securities and Exchange Commission (“SEC”). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in our Form 10-K and updated as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2013 was a 52-week year ending on December 28, 2013. The Company’s first quarter for fiscal year 2014 and 2013 were 13-week periods ending on March 29, 2014 and March 30, 2013, respectively.
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

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Macnica	34%	64%
Murata	28%	*
Richardson	16%	16%
*    Did not exceed 10% of total revenues for the respective period.
A significant portion of the Company's net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. The majority of sales through the Company's distributor, Macnica, are to module manufacturer Murata. The decrease in Macnica sales during the three months ended March 29, 2014 was due to the Company beginning to sell directly to Murata.
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

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net loss	$(9,993)	$(1,208)
Denominator:
Weighted average common shares outstanding	32,937	31,931
Less: weighted average unvested shares of common stock subject to repurchase	—	6
Weighted average common shares used in computing basic and diluted net loss per share	32,937	31,925
Basic and diluted net loss per share	$(0.30)	$(0.04)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Common stock options and awards	8,950	7,657
Common stock warrants	2	2
	8,952	7,659

3. Certain Financial Statement Information
Inventories consisted of the following:

	March 29, 2014	December 28, 2013
Raw materials	$18,962	$22,265
Work in progress	19,788	22,100
Finished goods	6,178	9,124
	$44,928	$53,489
During the quarter ended March 29, 2014, the Company recorded inventory write-downs of $1,667, related to excess and obsolete inventory. These write-downs were the result of changes in customer forecasted demand in March 2014 from one of the Company's distributors. During the quarter ended March 29, 2014, the Company also recorded reductions to the carrying value of inventories of $533 as a result of a lower of cost or market valuation. These write-downs were due to additional selling price reductions during the quarter that the Company believes were necessary to respond to competitive pricing pressures for certain products. These inventory reductions were recorded in cost of net revenues. During the quarter ended March 30, 2013, the inventory write-downs were not material.
Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $6,372 and $7,874 at March 29, 2014 and December 28, 2013, respectively.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (Years)	March 29, 2014	December 28, 2013
Computer equipment and software	3 - 5	$6,614	$6,390
Machinery and equipment	5	41,210	40,427
Office furniture and equipment	7	788	1,081
Leasehold improvements	*	4,896	5,180
Construction in progress		1,148	1,544
		54,656	54,622
Less accumulated depreciation and amortization		(33,176)	(31,500)
		$21,480	$23,122

*    Leasehold improvements are amortized over the estimated life of the asset or remaining term of the lease, whichever is shorter.
Depreciation and amortization expense was $1,817 and $1,500 for the three months ended March 29, 2014 and March 30, 2013, respectively.
Accrued liabilities consisted of the following:

	March 29, 2014	December 28, 2013
Accrued inventory purchases	$1,535	$1,717
Accrued inventory repurchase obligation	4,389	6,510
Accrued other	4,010	3,602
	$9,934	$11,829
Accrued inventory repurchase obligation represents raw materials sold to suppliers for processing. These raw materials remain part of the Company’s total inventory and the transactions include only customary terms and conditions, such as shipping and payment terms.

4. Financial Instruments
The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of March 29, 2014:

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	March 29, 2014
					Reported as
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$6,788	$—	$—	$6,788	$6,788	$—	$—
Level 1:
Money market funds	5,597	—	—	5,597	5,597	—	—
Subtotal	5,597	—	—	5,597	5,597	—	—
Level 2:
U.S. Agency securities	21,610	7	(8)	21,609	—	12,714	8,895
Certificates of deposit	8,800	4	(5)	8,799	—	6,399	2,400
Commercial paper	999	1	—	1,000	—	1,000	—
Corporate notes and bonds	15,143	9	(6)	15,146	—	5,850	9,296
Subtotal	46,552	21	(19)	46,554	—	25,963	20,591
Total	$58,937	$21	$(19)	$58,939	$12,385	$25,963	$20,591
There were no transfers between Level 1, Level 2 or Level 3 securities in the three months ended March 29, 2014. All of the long-term marketable securities had remaining maturities of between one and two years in duration at March 29, 2014.
As of March 29, 2014, the Company had 33 investments in marketable securities with a fair value of $20,788 that were in an unrealized loss position of $19 for less than 12 months. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.
The following table presents a summary of the Company’s financial instruments that are measured on a recurring basis as of December 28, 2013:

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

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5. Stock-Based Compensation
Stock Options Awards. During the three months ended March 29, 2014, the Company granted 748 non-qualified stock options to employees. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Three Months Ended
	March 29, 2014	March 30, 2013
Expected term (years)	5.00	5.00
Risk-free interest rate	1.57%	0.81%
Dividend rate	—	—
Volatility	46%	61%
Forfeiture rate	4%	3%
Estimated fair value per stock option	$2.43	$5.71
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
Restricted Stock Unit Awards. During the three months ended March 29, 2014, the Company granted 523 restricted stock units (RSUs) to employees. The Company uses the grant date fair value, which is calculated by multiplying the number of shares subject to the stock award by the closing price of one share of Common Stock on the date of grant.
The following summarizes stock plan activity for the three months ended March 29, 2014:

		Stock Options		Restricted Stock Units
	Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	2,787	8,227	$6.71	—	$—
Shares added	1,308	—	—	—	—
Granted	(1,271)	748	5.82	523	5.81
Exercised	—	(441)	1.19	—	—
Canceled	92	(92)	11.20	(15)	5.81
Outstanding at March 29, 2014	2,916	8,442	$6.87	508	$5.81
Total stock-based compensation expense recognized during the three months ended March 29, 2014 and March 30, 2013 was comprised of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of net revenue	$258	$196
Research and development	736	517
Selling, general and administrative	1,110	753
	$2,104	$1,466

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

6. Commitments and Contingencies
Legal Proceedings
On February 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, the Company filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, the Company consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014 and, as a result of various consolidating actions and motions, the Company will now only be asserting two patents against RFMD at the trial. In addition, on December 12, 2013, RFMD filed a counterclaim alleging the Company violates a patent owned or licensed by RFMD. The Company believes it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Pursuing these actions is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. The Company believes the outcome of this pending litigation will not have, individually or in the aggregate, a material adverse effect on its consolidated financial statements.

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

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of the Company’s compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR).  Based on this review the Company could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $500 per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, the Company believes it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Responding to this investigation and review is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.
7. Income Taxes
For the three months ended March 29, 2014 and March 30, 2013, the Company recorded income tax expense of $44 and $28, respectively, which consisted primarily of current foreign taxes.
8. Supply and Prepayment Agreement
In March 2012, the Company entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement was for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay the Company a total deposit of $14,000 between March and July 2012. On September 29, 2012, the Company and Murata agreed to reduce the deposit from $14,000 to $13,000. The Company has been repaying the deposit at a rate based on the number of RFICs

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

purchased by Murata over the four quarters starting from the fourth quarter of fiscal 2012 of up to $13,000. As of December 29, 2013, the Company repaid $12,084 in deposits under the supply and prepayment agreement with Murata. During the three months ended March 29, 2014, the Company did not make any additional payments, resulting in a remaining customer deposit of $916.

During 2013, the Company received prepayments on purchases made by Macnica, which were applied against outstanding accounts receivable balances. There are no remaining prepayments as of March 29, 2014 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013.

During 2012, the Company paid $4,000 in deposits to suppliers to support production levels. During the three months ended March 29, 2014, the Company received the final $245 in deposit repayments from suppliers resulting in no remaining balance as of March 29, 2014.

9. Restructuring

During December 2013 and January 2014, the Company approved a restructuring plan to reduce operating expenses. These actions included a consolidation of office locations and a reduction in employees across the Company’s operations. The restructuring was driven by long-term strategic and operational decisions.

The following table summarizes the restructuring activity and related accrual at March 29, 2014:

	Balance at December 28, 2013	Current Charges	Cash Payments/Utilization	Balance at March 29, 2014
Employee termination benefits	$418	$1,416	$(1,461)	$373
Lease and other contract termination costs	38	209	(38)	209
Loss on disposal of property and equipment	—	337	(337)	—
Total	$456	$1,962	$(1,836)	$582

The remaining restructuring accrual balance of $582 as of March 29, 2014 is included in accrued liabilities and is expected to be paid in the second quarter of fiscal 2014. The accrual balance approximates fair value due to the short-term payment period. During the three months ended March 29, 2014, the Company recorded restructuring expense of $55 in cost of net revenues, $1,106 in research and development, and $801 in selling, general and administrative.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 28, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K filed with the SEC on February 19, 2014.
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

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes an insulating substrate to provide greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These technical attributes result in RF devices with excellent high-frequency and power handling performance, as well as, reduced crosstalk between frequencies. In addition, increased broadband linearity enables faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 180 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.
We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of March 29, 2014, we offer a broad portfolio of more than 215 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 28, 2013, our products were sold to more than 1,600 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $41.3 million and $46.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively. As of March 29, 2014, we had an accumulated deficit of $235.0 million.

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
Our net revenue has grown rapidly in previous years, but this growth has slowed and our net revenue remained flat in fiscal 2013 compared to fiscal 2012. Our net revenue for the three months ended March 29, 2014 decreased by 11%, compared to the corresponding period in 2013. The principal driver of our net revenue growth has been the increased volume of sales of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. More recently, our net revenue declined due to changes in the mix of products sold, resulting in reductions in our average selling prices. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary from single small low volume purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.
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
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 78% and 82% for the three months ended March 29, 2014 and March 30, 2013, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 66% for the three months ended March 29, 2014 and March 30, 2013. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.
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
Interest Expense. Interest expense is associated with our borrowings and imputed interest on capital leases and customer deposit financing arrangement.

Other Income (Expense). Other income (expense) consists of currency gains (losses) on conversion of non-U.S. dollar transactions into U.S. dollars and other income (expense) generated from minor non-operating transactions.
Provision for Income Taxes. The provision for income taxes consists of our estimated federal, state and foreign income taxes based on our pre-tax income. We have recorded a valuation allowance for the full amount of our domestic net deferred tax assets, as the realization of our domestic net deferred tax assets is uncertain. At December 28, 2013, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $147.5 million and $102.5 million, respectively, after taking into consideration the impact of Internal Revenue Code section 382 as discussed below. The federal net loss carryforwards will expire between 2018 and 2031, unless previously utilized. The state net loss carryforwards will expire between 2014 and 2031, unless previously utilized.
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
We completed a study to assess whether an ownership change has occurred since our formation through December 28, 2013. There were no significant transactions that would be expected to effect ownership changes from December 28, 2013 through our quarter ended March 29, 2014. Based upon this study, we believe that several ownership changes have occurred. We have reduced our deferred tax assets related to the NOL and research tax credit carryovers that are anticipated to expire unused as a result of the ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit our ability to utilize our remaining tax attributes.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 28, 2013.
Results of Operations
Comparison of the three months ended March 29, 2014 and March 30, 2013
The following table sets forth our operating results for the three months ended March 29, 2014 and March 30, 2013.

	Three Months Ended
	March 29, 2014	% of Net revenue	March 30, 2013	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$41,317	100%	$46,625	100%	$(5,308)	(11)%
Cost of net revenue	26,575	64	26,808	57	(233)	(1)
Gross profit	14,742	36	19,817	43	(5,075)	(26)
Operating expense:
Research and development	11,384	28	10,164	22	1,220	12
Selling, general and administrative	13,361	32	10,720	23	2,641	25
Total operating expense	24,745	60	20,884	45	3,861	18
Loss from operations	(10,003)	(24)	(1,067)	(2)	(8,936)	*
Interest income (expense), net	35	—	(79)	(1)	114	(144)
Other income (expense), net	19	—	(34)	—	53	(156)
Loss before income taxes	(9,949)	(24)	(1,180)	(3)	(8,769)	*
Income tax expense	44	—	28	—	16	57
Net loss	$(9,993)	(24)%	$(1,208)	(3)%	$(8,785)	*
* Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, phase-locked loops (PLL), mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and space and military markets. For the three months ended March 29, 2014, our product net revenue decreased by $5.3 million, or 11%, from $46.6 million to $41.3 million compared to the same quarter in fiscal 2013. Net revenue consists of product and other net revenue. Product net revenue from switches used in handset antenna applications decreased $5.1 million compared to the same quarter in fiscal 2013. In addition, product net revenue decreased by $0.6 million due to a reduction in PLLs sold into our space and commercial satellite market, partially offset by an increase of $0.4 million in product revenues from digital attenuators used in the wireless infrastructure and test and measurement markets.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	March 29, 2014		March 30, 2013
	(in thousands)
Japan	$25,483	62%	$29,945	64%
United States	9,059	22	9,719	21
All other	6,775	16	6,961	15
	$41,317	100%	$46,625	100%

Cost of Net Revenue and Gross Profit
Cost of net revenue for the three months ended March 29, 2014 decreased by $0.2 million compared to the same quarter in fiscal 2013, primarily due to our lower net revenues. Gross margin for the three months ended March 29, 2014 decreased to 36% from 43% compared to the same quarter in fiscal 2013. The gross margin reduction of 7% was due to a reduction in product revenues from switches used in handset antenna applications, changes in the product mix sold, and reductions in the carrying value of certain inventories. During the three months ended March 29, 2014, our product costs were negatively impacted by a $2.2 million write-downs of inventory, mainly due to changes in customer forecasted demand from one of our distributors, as well as additional reductions to carrying value of inventories necessary to answer competitive pricing pressures for certain products. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.

Restructuring
During December 2013 and January 2014, we approved a restructuring plan. The plan consists of a reduction in force of approximately 60 employees and a consolidation of office locations, which will be substantially completed by the end of the second quarter of 2014. During the three months ended March 29, 2014, we recorded restructuring expense of $2.0 million.
Research and Development
Research and development expense for the three months ended March 29, 2014 increased by $1.2 million compared to the same quarter in fiscal 2013. The increase was in part due to increased compensation expense as a result of higher headcount and due to the number of new product development and existing product enhancement initiatives undertaken during the three months ended March 29, 2014. Included in the research and development expenses for the three months ended March 29, 2014 are $1.1 million associated with our corporate restructuring. We expect our research and development expense to remain materially consistent as a percentage of net revenue.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended March 29, 2014 increased by $2.6 million compared to the same quarter in fiscal 2013 and was mainly due to increased legal fees of $2.6 million related to both litigation and our export compliance investigations, and $0.8 million associated with our corporate restructuring. These increases were partially offset by reductions in other professional fees and training costs of $0.8 million. We expect our selling, general and administrative expense to decrease as a result of decreases in compensation costs.
Other Income (Expense)
Interest income (expense), net for the three months ended March 29, 2014 decreased by $0.1 million for the same quarter in fiscal 2013. This decrease was primarily due to repayment of deposits received under the Murata agreement from $10.2 million as of March 30, 2013 to $0.9 million as of March 29, 2014.
Other income (expense), net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended March 29, 2014 decreased $0.1 million compared to the same quarter in fiscal 2013, primarily due to higher realized foreign exchange gains.
Liquidity and Capital Resources
Our principal source of liquidity as of March 29, 2014 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities of $58.9 million compared to $63.2 million as of December 28, 2013. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of March 29, 2014, we have an accumulated deficit of $235.0 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements for the foreseeable future. Our future growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.
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
Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Net cash used in operating activities	$(4,013)	$(26,996)
Net cash used in investing activities	(350)	(408)
Net cash provided by (used in) financing activities	525	(2,526)
Effect of exchange rates on cash and cash equivalents	(26)	(9)
Net increase (decrease) in cash and cash equivalents	$(3,864)	$(29,939)
Net cash used in operating activities was $4.0 million during the three months ended March 29, 2014. This was primarily attributable to our net loss of $10.0 million adjusted for our non-cash stock-based compensation of $2.1 million, depreciation and amortization of $1.8 million, and loss on disposal of assets of $0.3 million, and changes in our operating assets and liabilities of $1.6 million. The net increase in operating assets and liabilities was primarily attributable to decreases in inventory of $8.6 million, and increases in deferred revenue of $1.0 million, partially offset by decreases in accounts payable and accrued liabilities of $4.0 million, increase in prepaids and other current assets of $3.2 million, and an increase in accounts receivable of $0.8 million. During the three months ended March 29, 2014, inventory decreased primarily as a result of lower levels of work in progress as well as fewer substrates staged in our supply chain. Prepaid expenses and other current assets increased $3.1 million in non-trade receivables from suppliers. Accounts payable and accrued liabilities decreased due to the timing of vendor payments during the period. Deferred revenue increased due to our North American and Asian distributors who carried higher inventory balances. Accounts receivable increased due to timing of cash collections.
Net cash used in investing activities during the three months ended March 29, 2014 consisted primarily of purchases of property and equipment of $0.6 million, partially offset by maturities of marketable securities, net of purchases, which provided $0.3 million. The majority of our capital expenditures for the three months ended March 29, 2014 related to new testing machinery and equipment.
Net cash provided by financing activities amounted to $0.5 million during the three months ended March 29, 2014, and was attributable to proceeds from exercising stock options.
As of March 29, 2014, there was no outstanding balance under the bank line of credit and note payable and there was $21.1 million available. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio and minimum tangible net worth. As of March 29, 2014, we were in compliance with our financial covenants and had no outstanding borrowings.
Contractual Obligations, Commitments, and Contingencies
In March 2012, we entered into a supply and prepayment agreement with Murata Manufacturing Company, Ltd. (Murata). The agreement is for an initial term of 18 months. Under the terms of the original agreement, Murata agreed to prepay on certain purchase orders placed through a third party distributor and to pay us a total deposit of $13.0 million, which were included in customer deposits as of December 29, 2012. During the year ended December 28, 2013, we repaid $12.1 million under the supply and prepayment agreement with Murata. During the three months ended March 29, 2014, we did not make any additional payments, resulting in a remaining customer deposit of $0.9 million.

During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the three months ended March 29, 2014, these supplier deposits decreased as we received the remaining repayments from suppliers of $0.2 million, resulting in no remaining balance as of March 29, 2014.
Contingencies
On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe our patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014 and, as a result of various consolidating actions and motions, we will now only be asserting two our patents against RFMD at the trial. In addition, on December 12, 2013, RFMD filed a counterclaim alleging we violated a patent owned or licensed by RFMD. We believe it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. We believe the outcome of this pending litigation will not have, individually or in the aggregate, a material adverse effect on our consolidated financial statements.

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

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of our compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR).  Based on this review we could be subject to continued investigation and potential regulatory consequences related to these violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $0.5 million per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, the Company believes it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Responding to this investigation and review is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained.

From time to time, we are subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. We do not expect that the resolution of these matters will have a material adverse effect on our consolidated financial position or results of operations.
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
Our exposure to changes in interest rates relates primarily to our investment portfolio. We typically invest in highly rated securities and our policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires instruments to meet certain minimum credit ratings.
Foreign currency risk. Our sales to international customers, as well as our purchases of material from international suppliers, are denominated primarily in U.S. dollars. Accordingly, we have limited exposure to foreign currency exchange rates and do not enter into foreign currency hedging transactions. The functional currency of our foreign operations in Europe and Asia is the local currency, and as such, any fluctuation in the exchange rates of these net assets would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. Our inventory purchases are also denominated in U.S. dollars. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2009 through 2013, our annual net revenue has increased at a CAGR of 30%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. However, our net revenue for the three months ended March 29, 2014 decreased by 11%, compared to the corresponding period in 2013. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended March 29, 2014, our net revenue declined to $41.3 million from $43.3 million for the quarter ended December 28, 2013. In addition, we experienced net losses of $10.0 million, $6.8 million, $0.4 million and $1.2 million for the quarters ended March 29, 2014, December 28, 2013, June 29, 2013, and March 30, 2013, respectively, compared to net income of $5.6 million and $4.4 million for the quarters ended December 29, 2012 and September 28, 2013, respectively.
We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 78% and 82% for the three months ended March 29, 2014 and March 30, 2013, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 66% for the three months ended March 29, 2014 and March 30, 2013. Sales through our distributor Macnica to module manufacturer Murata represented 34% and 64% of our net revenue for the three months ended March 29, 2014 and March 30, 2013, respectively, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. In addition, sales to Murata represented 28% of our net revenue for the three months ended March 29, 2014, as we began to sell directly to Murata. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.
With the exception of a supply and prepayment agreement with Murata, substantially all of our business, including that from our largest customers, is conducted through standard purchase orders, which provide no contractual guarantees beyond the purchase order itself. It is possible that any of our major customers could terminate its purchasing relationship with us or significantly reduce or delay the amount of our products that it orders, purchase products from our competitors, or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in net revenue and adversely affect our results of operations. To date, we have not experienced significant risk with respect to customer credit risk, but this could change as we expand our business in size and into new geographies in the future. During the year ended December 28, 2013, we entered into a royalty agreement with Murata. In addition, during the quarter ended March 29, 2014, we entered into a master purchasing agreement with Murata.

We have incurred significant losses in the past and may incur losses in the future.
As of March 29, 2014, we had an accumulated deficit of $235.0 million, and we generated a net loss of $10.0 million for the three months ended March 29, 2014. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.
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

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month period ended December 25, 2010 our gross margin was 48% compared to the three month period ended September 24, 2011 in which our gross margin was 27%. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected. For the quarter ended March 29, 2014 our gross margin was 36%.
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

We base our production volume on our lead time and forecasts from our customers. Because our typical lead time is longer than customer's commitments, they may cancel or reschedule certain orders after we have begun production. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations. For instance, during the first quarter of fiscal 2014 we wrote off $1.7 million of excess inventory.
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
We recently announced a new product offering referred to as UltraCMOS Global 1 (Global 1) that targets the handset marketplace with products that integrate much of the functionality of the RF portion of the handset.  The development of Global 1 requires the monolithic integration of functionality that is currently addressed through discrete components.  If we are unsuccessful in integrating the required functionality, or our products take longer to develop than competitive offerings, the Global 1 products may not be successful in the marketplace, and our net revenue and net revenue growth rate may decrease over time, and our financial condition could suffer. If the market  for an integrated RF front end develops, it may make it more difficult for us to sell RF switches and other discrete components that do not integrate the functionality of the RF front end.  In addition, if this market does develop it may require us to compete against modem vendors that have the ability to bundle products competitive with our offering, limiting our success in the market. For instance, Qualcomm Incorporated recently announced RF 360, an integrated RF front-end product, which could be bundled exclusively with its transceiver and modem and make it very difficult for us to sell our integrated Global 1 products as well as our other front end discrete products such as RF switches.
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

Our production cycle times could be longer than our customer commit time. The cycle time to build inventory may pose a risk of inventory exposure to changing market demand and result in higher inventory levels and cash consumption. For instance, building inventory quickly enough in times of high demand may not be feasible and we may damage our relationships with parties that use or distribute our products. Similarly, in times of falling demand we may hold inventory in excess of forecasts or inventory that is obsolete which could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. For instance, during the first quarter of fiscal 2014 we incurred $2.2 million of costs in relation to excess inventory and lower of cost or market valuation.
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
We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor manufactured 100% of the wafers used in our products for the year and three months ended March 29, 2014 and March 30, 2013.
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
A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended March 29, 2014 approximately 34% and 16% of our net revenue was derived from Macnica and Richardson, respectively, and for the three months ended March 30, 2013, Macnica and Richardson accounted for approximately 64% and 16% of our net revenue, respectively. The decrease in Macnica sales was due to selling directly to Murata beginning in the quarter ended March 29, 2014. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.
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
The percentage of our net revenue attributable to customers based outside North America was 77% and 79% for the three months ended March 29, 2014 and March 30, 2013, respectively. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the U.S., including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, and Silanna Semiconductor concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, and the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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
Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers, many of whom have numerous years of experience and specialized expertise in our business. Highly skilled RFIC design engineers, in particular, are in short supply. We may hire additional engineering personnel in 2014 as we expand our RFIC design and systemlevel engineering capabilities. If we are not successful in hiring and retaining highly qualified engineers, we may not be able to extend or maintain our engineering expertise, and our future product development efforts could be adversely affected. Furthermore, the loss of members of our senior management could significantly delay or prevent the achievement of our strategic objectives, which could adversely affect our operating results.
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
Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month period ended March 29, 2014 and March 30, 2013, our research and development expenses were $11.4 million, or approximately 28% of our total net revenue and $10.2 million, or approximately 22% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the U.S. creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the U.S.
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
Any difficulties enhancing or modifying our current ERP system for new process activities or channel partners could cause significant issues in the management of our business. We may fail to meet, or incur higher costs to meet, customer demand for our products, or we could be delayed in our ability to meet our financial reporting obligations as a result of ERP system errors, any of which could materially adversely affect our results of operations.
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

On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleges the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleges that certain of RFMD’s products infringe our patents relating to silicon on insulator (SOI) design technology for RFICs and seeks, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California alleging infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014 and, as a result of various consolidating actions and motions, we will now only be asserting two our patents against RFMD at the trial. In addition, on December 12, 2013, RFMD filed a counterclaim alleging we violated a patent owned or licensed by RFMD. We believe it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Pursuing these actions is costly and could impose a significant burden on management and employees. We may receive unfavorable interim rulings in the course of this litigation and there can be no assurance that a favorable outcome will ultimately be obtained. We believe the outcome of this pending litigation will not have, individually or in the aggregate, a material adverse effect on our consolidated financial statements.

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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 180 U.S. and international patents issued or pending as of March 29, 2014 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the U.S. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. For example, we filed a lawsuit in the U.S. District Court for the Central District of California alleging the infringement of our patents by RFMD. See Item 3, “Legal Proceedings,” for further discussion. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

New disclosure requirements under the new provisions of the Dodd-Frank Act relating to “conflict minerals” could increase our costs and limit the supply of certain metals used in our products and affect our reputation with customers and stockholders.
The Dodd-Frank Act imposes new disclosure requirements regarding the use of certain minerals and metals, known as “conflict minerals,” mined from the Democratic Republic of the Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements require us to engage in due diligence efforts beginning in 2013 to ascertain and disclose the origin of some of the raw materials used in our products. Initial disclosures will be required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of materials used in our products and other potential changes to our products, processes or sources of supply as a consequence of such due diligence. The implementation of these requirements and our compliance procedures could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that the foundries that manufacture our products will be able to obtain sufficient quantities of materials from such suppliers or at competitive prices. Also, our reputation with our customers and our stockholders could be damaged if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for the materials used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the Democratic Republic of the Congo or adjoining countries, certain of our customers may discontinue or reduce purchases of our products, which could materially and adversely affect our financial condition, results of operations and cash flows.
Insiders have substantial control over us which could limit your ability to influence corporate matters.
As of March 29, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.
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
Our principal source of liquidity as of March 29, 2014 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities of $58.9 million. However, we may require additional capital from equity or debt financing in the future to fund our operations, respond to competitive pressures, or strategic opportunities. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt financing to fulfill our obligations as they become due. If we are unable to successfully manage our working capital and require additional financing, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, the terms of any new debt financing may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to incur interest expense. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS

Exhibit Number	Description
10.29	Consulting Agreement between the Registrant and Suqupro LLC dated January 15, 2014
10.30	Master Purchasing Agreement, dated March 20, 2014, between the Registrant and Murata Manufacturing Company, Ltd.
21.2	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEREGRINE SEMICONDUCTOR CORPORATION

Date: May 6, 2014	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: May 6, 2014	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.29	Consulting Agreement between the Registrant and Suqupro LLC dated January 15, 2014
10.30	Master Purchasing Agreement, dated March 20, 2014, between the Registrant and Murata Manufacturing Company, Ltd.
21.2	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.