Form 10-Q
period 2014-06-28
PEREGRINE SEMICONDUCTOR CORP
filed 2014-08-01
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 28, 2014, the registrant had 33,427,374 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$19,730	$16,249
Short-term marketable securities	24,891	28,035
Accounts receivable, net	18,178	16,905
Inventories	39,965	53,489
Prepaids and other current assets	5,616	4,085
Total current assets	108,380	118,763
Property and equipment, net	20,404	23,122
Long-term marketable securities	23,989	18,888
Other assets	97	102
Total assets	$152,870	$160,875

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,825	$12,983
Accrued liabilities	11,658	11,829
Accrued compensation	4,125	4,542
Customer deposits	—	916
Deferred revenue	10,243	6,131
Total current liabilities	39,851	36,401
Other long-term liabilities	798	943
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at June 28, 2014 and December 28, 2013; no shares issued and outstanding at June 28, 2014 and December 28, 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized at June 28, 2014 and December 28, 2013, 33,423 and 32,712 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	33	33
Additional paid-in capital	353,321	348,684
Accumulated deficit	(240,943)	(224,986)
Accumulated other comprehensive loss	(190)	(200)
Total stockholders’ equity	112,221	123,531
Total liabilities and stockholders’ equity	$152,870	$160,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenue	$47,060	$52,365	$88,378	$98,990
Cost of net revenue	28,987	31,646	55,562	58,454
Gross profit	18,073	20,719	32,816	40,536
Operating expense:
Research and development	9,095	10,476	20,479	20,640
Selling, general and administrative	14,902	10,557	28,263	21,277
Total operating expense	23,997	21,033	48,742	41,917
Loss from operations	(5,924)	(314)	(15,926)	(1,381)
Interest income (expense), net	33	(59)	68	(138)
Other income (expense), net	44	(15)	63	(49)
Loss before income taxes	(5,847)	(388)	(15,795)	(1,568)
Income tax expense	117	60	162	88
Net loss	(5,964)	(448)	(15,957)	(1,656)
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.48)	$(0.05)
Shares used to compute basic and diluted net loss per share	33,274	32,171	33,105	32,048
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss	$(5,964)	$(448)	$(15,957)	$(1,656)
Foreign currency translation adjustments	(1)	10	(4)	11
Unrealized gain (loss) on marketable securities	14	(8)	14	—
Comprehensive loss	$(5,951)	$(446)	$(15,947)	$(1,645)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating activities
Net loss	$(15,957)	$(1,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,596	3,104
Loss on disposal of property and equipment	592	—
Stock-based compensation	3,966	3,126
Imputed interest related to deposit arrangements, net	41	(60)
Amortization of premium and discount on investments, net	153	210
Cash received for lease incentives	—	135
Changes in operating assets and liabilities:
Accounts receivable	(1,183)	(6,780)
Inventories	13,558	(3,191)
Prepaids and other current and noncurrent assets	(1,760)	4,236
Accounts payable and accrued liabilities	(338)	(11,107)
Customer deposits	—	(11,425)
Deferred revenue	4,111	(4,884)
Net cash provided by (used in) operating activities	6,779	(28,292)
Investing activities
Purchase of property and equipment	(891)	(3,900)
Purchase of marketable securities	(18,153)	(8,882)
Sale and maturity of marketable securities	16,040	19,718
Net cash provided by (used in) investing activities	(3,004)	6,936
Financing activities
Payments on obligations under capital leases	—	(12)
Payments on customer deposit financing arrangement	(916)	(4,881)
Proceeds from exercise of stock options	805	734
Payments related to net share settlement of equity awards	(134)	—
Net cash used in financing activities	(245)	(4,159)
Effect of exchange rate changes on cash and cash equivalents	(49)	(1)
Net change in cash and cash equivalents	3,481	(25,516)
Cash and cash equivalents at beginning of period	16,249	44,106
Cash and cash equivalents at end of period	$19,730	$18,590
Supplemental disclosure of non cash financing activities
Capital lease obligation for capital equipment	$—	$17
Reclassification of restricted stock to equity upon vesting of early exercised options	$—	$4
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2013 included in the Company’s Annual Report on Form 10-K filed on February 19, 2014 with the Securities and Exchange Commission (“SEC”). The Company’s accounting policies are described in the “Notes to consolidated financial statements” in our Form 10-K and updated as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and six months ended June 28, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2013 was a 52-week year ending on December 28, 2013. The Company’s second quarter for fiscal year 2014 and 2013 were 26-week periods ending on June 28, 2014 and June 29, 2013, respectively.
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

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Macnica	48%	71%	41%	68%
Murata	21%	*	24%	*
Richardson	12%	10%	14%	13%
*    Did not exceed 10% of total revenues for the respective period.
A significant portion of the Company's net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Historically, the majority of sales through the Company's distributor, Macnica, were to module manufacturer Murata. The decrease in Macnica sales during the three and six months ended June 28, 2014 was due to the Company beginning to sell directly to Murata.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and whether it will be adopted retrospectively to each period presented or with the cumulative effect as of the date of adoption.
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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net loss	$(5,964)	$(448)	$(15,957)	$(1,656)
Denominator:
Weighted average common shares outstanding	33,274	32,171	33,105	32,051
Less: weighted average unvested shares of common stock subject to repurchase	—	—	—	3
Weighted average common shares used in computing basic and diluted net loss per share	33,274	32,171	33,105	32,048
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.48)	$(0.05)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Common stock options and awards	8,475	8,550	8,475	8,550
Common stock warrants	2	2	2	2
	8,477	8,552	8,477	8,552

3. Certain Financial Statement Information
Inventories consisted of the following:

	June 28, 2014	December 28, 2013
Raw materials	$13,298	$22,265
Work in progress	20,824	22,100
Finished goods	5,843	9,124
	$39,965	$53,489
During the six months ended June 28, 2014, the Company recorded inventory write-downs of $2,669 related to excess and obsolete inventory and reductions to the carrying value of inventories as a result of a lower of cost or market valuations. These write-downs were the result of changes in customer forecasted demand from one of the Company's distributors and due to additional selling price reductions that the Company believes were necessary to respond to competitive pricing pressures for certain products. These inventory reductions were recorded in cost of net revenues. During the six months ended June 29, 2013, the inventory write-downs were not material.
Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $7,550 and $7,874 at June 28, 2014 and December 28, 2013, respectively.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (Years)	June 28, 2014	December 28, 2013
Computer equipment and software	3 - 5	$6,736	$6,390
Machinery and equipment	5	41,541	40,427
Office furniture and equipment	7	789	1,081
Leasehold improvements	*	4,896	5,180
Construction in progress		1,377	1,544
		55,339	54,622
Less accumulated depreciation and amortization		(34,935)	(31,500)
		$20,404	$23,122

*    Leasehold improvements are amortized over the estimated life of the asset or remaining term of the lease, whichever is shorter.
Depreciation and amortization expense was $1,779 and $1,604 for the three months ended June 28, 2014 and June 29, 2013 and $3,596 and $3,104 for the six months ended June 28, 2014 and June 29, 2013, respectively.
Accrued liabilities consisted of the following:

	June 28, 2014	December 28, 2013
Accrued inventory purchases	$462	$1,717
Accrued inventory repurchase obligation	4,187	6,510
Accrued professional fees	4,382	1,210
Accrued other	2,627	2,392
	$11,658	$11,829
Accrued inventory repurchase obligation represents raw materials sold to suppliers for processing. These raw materials remain part of the Company’s total inventory and the transactions include only customary terms and conditions, such as shipping and payment terms.

Warranty
Warranty costs, which include labor and material, incurred and related reserves (included in accrued liabilities) were as follows:

	Six Months Ended
	June 28, 2014	June 29, 2013
Balance at beginning of period	$159	$57
Provision, net	546	650
Costs incurred	(118)	(176)
Balance at end of period	$587	$531

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

4. Financial Instruments
The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of June 28, 2014:

	June 28, 2014
					Reported as
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$4,244	$—	$—	$4,244	$4,244	$—	$—
Level 1:
Money market funds	15,486	—	—	15,486	15,486	—	—
Subtotal	15,486	—	—	15,486	15,486	—	—
Level 2:
U.S. Agency securities	23,830	8	(4)	23,834	—	11,185	12,649
Certificates of deposit	9,280	3	(4)	9,279	—	6,399	2,880
Commercial paper	1,000	—	—	1,000	—	1,000	—
Corporate notes and bonds	14,756	16	(5)	14,767	—	6,307	8,460
Subtotal	48,866	27	(13)	48,880	—	24,891	23,989
Total	$68,596	$27	$(13)	$68,610	$19,730	$24,891	$23,989
There were no transfers between Level 1, Level 2 or Level 3 securities in the six months ended June 28, 2014. All of the long-term marketable securities had remaining maturities of between one and two years in duration at June 28, 2014.
As of June 28, 2014, the Company had 26 investments in marketable securities with a fair value of $15,802 that were in an unrealized loss position of $13 for less than 12 months. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.
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

5. Stock-Based Compensation
Stock Options Awards. During the three and six months ended June 28, 2014, the Company granted 167 and 916 non-qualified stock options to employees and directors, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Expected term (years)	5.00	5.00	5.00	5.00
Risk-free interest rate	1.65%	0.65%	1.58%	0.68%
Dividend rate	—	—	—	—
Volatility	44%	61%	46%	61%
Forfeiture rate	4%	3%	4%	3%
Estimated fair value per stock option	$2.37	$4.97	$2.42	$5.13
The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury constant maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The Company utilizes data of peer companies to determine the weighted average expected term, as peer companies are representative of the Company's expected term. In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.
Restricted Stock Unit Awards. During the three and six months ended June 28, 2014, the Company granted 0 and 523 restricted stock units (RSUs) to employees, respectively. The Company uses the grant date fair value, which is calculated by multiplying the number of shares subject to the stock award by the closing price of one share of Common Stock on the date of grant.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The following summarizes stock plan activity for the six months ended June 28, 2014:

		Stock Options		Restricted Stock Units
	Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 28, 2013	2,787	8,227	$6.71	—	$—
Shares added	1,308	—	—	—	—
Granted	(1,438)	915	5.83	523	5.81
Exercised	—	(676)	1.19	—	—
Released	—	—	—	(57)	—
Canceled	457	(435)	10.83	(22)	5.81
Shares withheld under net shares settlement of equity awards	23	—	—	—	—
Balance at June 28, 2014	3,137	8,031	$6.85	444	$5.81
Total stock-based compensation expense recognized during the three and six months ended June 28, 2014 and June 29, 2013 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of net revenue	$272	$218	$530	$414
Research and development	559	480	1,295	997
Selling, general and administrative	1,031	962	2,141	1,715
	$1,862	$1,660	$3,966	$3,126
6. Commitments and Contingencies
Legal Proceedings
On February 14, 2012, the Company filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleged the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleged that certain of RFMD’s products infringe the Company’s patents relating to silicon on insulator (SOI) design technology for RFICs and sought, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, the Company filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California which alleged infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, the Company consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014 and, as a result of various consolidating actions and motions, the Company planned to assert two patents against RFMD at the trial. In addition, on December 12, 2013, RFMD filed a counterclaim alleging the Company violated a patent owned or licensed by RFMD. On July 22, 2014, the Company favorably settled all outstanding claims with RFMD and entered into a patent cross license agreement.

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

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of the Company’s compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR). The Company is cooperating fully with the review and, on April 11, 2014, the Company submitted information requested by USDS. The USDS has not responded to date. Based on this review the Company could be subject to continued investigation and potential regulatory consequences related to violations of the AECA ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $500 per violation, and in certain cases,

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, the Company believes it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Responding to this investigation and review is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this review and there can be no assurance that a favorable outcome will ultimately be obtained.

From time to time, the Company is subject to various claims and suits arising in the ordinary course of business, including commercial, employment and environmental matters. The Company does not expect that the resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.
7. Income Taxes
The Company recorded an income tax expense for the three and six months ended June 28, 2014 of $117 and $162, respectively, which consisted primarily of current foreign taxes. The Company recorded income tax expense of $60 and $88 for the three and six months ended June 29, 2013, respectively. Income tax expense for the three and six month months ended June 29, 2013 consisted primarily of current foreign taxes.
8. Supply and Prepayment Agreement
In March 2012, the Company entered into a supply and prepayment agreement with Murata. The agreement was for an initial term of 18 months. Under the terms of the agreement, Murata paid the Company a total deposit of $13,000, which was included in customer deposits. As of December 28, 2013, the Company repaid $12,084 in deposits under the supply and prepayment agreement to Murata. During the six months ended June 28, 2014, the Company made the final payment of $916 resulting in no remaining balance as of June 28, 2014.

During 2013, the Company received prepayments on purchases made by Macnica, which were applied against outstanding accounts receivable balances. There are no remaining prepayments as of June 28, 2014 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013.

During 2012, the Company paid $4,000 in deposits to suppliers to support production levels. During the six months ended June 28, 2014, the Company received the final $245 in deposit repayments from suppliers resulting in no remaining balance as of June 28, 2014.

9. Restructuring

During December 2013 and January 2014, the Company approved a restructuring plan to reduce operating expenses. These actions included a consolidation of office locations and a reduction in employees across the Company’s operations. The restructuring was driven by long-term strategic and operational decisions.

The following table summarizes the restructuring activity and related accrual at June 28, 2014:

	Balance at December 28, 2013	Current Charges	Cash Payments/Utilization	Balance at June 28, 2014
Employee termination benefits	$418	$1,416	$(1,834)	$—
Lease and other contract termination costs	38	209	(247)	—
Loss on disposal of property and equipment	—	337	(337)	—
Total	$456	$1,962	$(2,418)	$—

During the six months ended June 28, 2014, the Company recorded restructuring expense of $55 in cost of net revenues, $1,106 in research and development, and $801 in selling, general and administrative.

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
We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of June 28, 2014, we offer a broad portfolio of more than 215 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 28, 2013, our products were sold to more than 1,600 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $47.1 million and $88.4 million for the three and six months ended June 28, 2014, respectively and $52.4 million and $99.0 million for the three and six months ended June 29, 2013, respectively. As of June 28, 2014, we had an accumulated deficit of $240.9 million.

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
Our net revenue has grown rapidly in previous years, but this growth has slowed and our net revenue remained flat in fiscal 2013 compared to fiscal 2012. Our net revenue for the three and six months ended June 28, 2014 decreased by 10% and 11%, compared to the corresponding periods in 2013. The principal driver of our net revenue growth has been the increased volume of sales of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. More recently, our net revenue declined due to increased product diversity, resulting in an overall reduction in our average selling prices. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary from single small low volume purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.
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
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 81% and 84% for the three months ended June 28, 2014 and June 29, 2013, respectively and 79% and 83% for the six months ended June 28, 2014 and June 29, 2013, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 73% and 75% for the three months ended June 28, 2014 and June 29, 2013, respectively, and 70% for the six months ended June 28, 2014 and June 29, 2013. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.
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

•
the costs and yields of semiconductor wafers, packages, and other materials used in manufacturing our products; fabrication costs; assembly and test costs; factory equipment utilization; warranty costs; and operating efficiencies; and

•	the change in the mix of products sold.
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
We completed a study to assess whether an ownership change has occurred since our formation through December 28, 2013. There were no significant transactions that would be expected to effect ownership changes from December 28, 2013 through our quarter ended June 28, 2014. Based upon this study, we believe that several ownership changes have occurred. We have reduced our deferred tax assets related to the NOL and research tax credit carryovers that are anticipated to expire unused as a result of the ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit our ability to utilize our remaining tax attributes.
    Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and whether it will be adopted retrospectively to each period presented or with the cumulative effect as of the date of adoption.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 28, 2013, with the exception of the following:

Warranty Accrual

We generally provide a warranty on our products for a period of one year; however, it may be longer for certain customers. Accordingly, we establish provisions for estimated product warranty costs at the time net revenue is recognized based upon our historical activity and, additionally, for any known product warranty issues. Warranty provisions are recorded as a cost of net revenue. The determination of such provisions requires us to make estimates of product return rates and expected costs to replace or rework the products under warranty. When the actual product failure rates, cost of replacements and rework costs differ from our estimates, revisions to the estimated warranty accrual are made. Actual claims are charged against the warranty reserve.

Results of Operations
Comparison of the three months ended June 28, 2014 and June 29, 2013
The following table sets forth our operating results for the three months ended June 28, 2014 and June 29, 2013.

	Three Months Ended
	June 28, 2014	% of Net revenue	June 29, 2013	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$47,060	100%	$52,365	100%	$(5,305)	(10)%
Cost of net revenue	28,987	62	31,646	60	(2,659)	(8)
Gross profit	18,073	38	20,719	40	(2,646)	(13)
Operating expense:
Research and development	9,095	19	10,476	20	(1,381)	(13)
Selling, general and administrative	14,902	32	10,557	20	4,345	41
Total operating expense	23,997	51	21,033	40	2,964	14
Loss from operations	(5,924)	(13)	(314)	—	(5,610)	*
Interest income (expense), net	33	—	(59)	—	92	*
Other income (expense), net	44	1	(15)	—	59	*
Loss before income taxes	(5,847)	(12)	(388)	—	(5,459)	*
Income tax expense	117	1	60	—	57	95
Net loss	$(5,964)	(13)%	$(448)	—%	$(5,516)	*
* Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, phase-locked loops (PLL), mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and space and military markets. Net revenue consists of product and other net revenue. For the three months ended June 28, 2014, our product net revenue decreased by $5.7 million, or 11%, from $52.2 million to $46.4 million compared to the same quarter in fiscal 2013. Product net revenue from switches used in handset antenna applications decreased $5.0 million compared to the same quarter in fiscal 2013, as we sold a greater quantity of less complex RF antenna switches resulting in lower net revenue. Other changes in net revenue from the same period in prior year were due to various fluctuations within other product families.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	June 28, 2014		June 29, 2013
	(in thousands)
Japan	$32,357	69%	$37,428	71%
United States	8,238	17	8,136	16
All other	6,465	14	6,801	13
	$47,060	100%	$52,365	100%
Cost of Net Revenue and Gross Profit
Cost of net revenue for the three months ended June 28, 2014 decreased by $2.7 million compared to the same quarter in fiscal 2013, primarily due to our lower net revenues. Gross margin for the three months ended June 28, 2014 decreased to 38% from 40% compared to the same quarter in fiscal 2013. The gross margin reduction of 2% was due primarily to more lower margin RF antenna switch products sold and overall product mix. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.
Research and Development
Research and development expense for the three months ended June 28, 2014 decreased by $1.4 million compared to the same quarter in fiscal 2013. The decrease was in part due to decreased compensation expense as a result of lower headcount due to our corporate restructuring during the first half of fiscal 2014. This decrease in compensation costs more than offset the increases in wafer and tape-out costs of $0.7 million incurred with our new product development. We expect our research and development expense to increase slightly due to new product development activities.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended June 28, 2014 increased by $4.3 million compared to the same quarter in fiscal 2013 and was mainly due to increased professional fees of $5.3 million related to litigation, our export compliance investigations, accounting and other professional fees. These increases were partially offset by reductions in compensation and related costs of $1.0 million due to a reduction in headcount. We expect our selling, general and administrative expense to decrease as a result of decreases in legal fees.
Other Income (Expense)
Interest income (expense), net for the three months ended June 28, 2014 decreased by $0.1 million for the same quarter in fiscal 2013. This decrease was primarily due to repayment of deposits received under the Murata agreement from $1.0 million as of June 29, 2013 to $0 million as of June 28, 2014.
Other income (expense), net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended June 28, 2014 decreased $0.1 million compared to the same quarter in fiscal 2013, primarily due to higher realized foreign exchange gains.

Results of Operations
Comparison of the six months ended June 28, 2014 and June 29, 2013
The following table sets forth our operating results for the six months ended June 28, 2014 and June 29, 2013.

	Six Months Ended
	June 28, 2014	% of Net revenue	June 29, 2013	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$88,378	100%	$98,990	100%	$(10,612)	(11)%
Cost of net revenue	55,562	63	58,454	59	(2,892)	(5)
Gross profit	32,816	37	40,536	41	(7,720)	(19)
Operating expense:
Research and development	20,479	23	20,640	21	(161)	(1)
Selling, general and administrative	28,263	32	21,277	21	6,986	33
Total operating expense	48,742	55	41,917	42	6,825	16
Loss from operations	(15,926)	(18)	(1,381)	(1)	(14,545)	*
Interest income (expense), net	68	—	(138)	—	206	*
Other income (expense), net	63	—	(49)	—	112	*
Loss before income taxes	(15,795)	(18)	(1,568)	(1)	(14,227)	*
Income tax expense	162	—	88	—	74	84
Net loss	$(15,957)	(18)%	$(1,656)	(1)%	$(14,301)	*
* Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, phase-locked loops (PLL), mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and space and military markets. Net revenue consists of product and other net revenue. For the six months ended June 28, 2014, our product net revenue decreased by $11.2 million, or 11%, from $98.8 million to $87.6 million compared to the same period in fiscal 2013. Product net revenue from switches used in handset antenna applications decreased $10.4 million compared to the same period in fiscal 2013, as we sold a greater quantity of less complex RF antenna switches resulting in lower net revenue. Other changes in net revenue from the same period in prior year were due to various fluctuations within other product families.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Six Months Ended
	June 28, 2014		June 29, 2013
	(in thousands)
Japan	$57,840	65%	$67,373	68%
United States	17,297	20	17,855	18
All other	13,241	15	13,762	14
	$88,378	100%	$98,990	100%

Cost of Net Revenue and Gross Profit
Cost of net revenue for the six months ended June 28, 2014 decreased by $2.9 million compared to the same quarter in fiscal 2013, primarily due to our lower net revenues. Gross margin for the six months ended June 28, 2014 decreased to 37% from 41% compared to the same quarter in fiscal 2013. The gross margin reduction of 4% was due primarily to more lower margin RF antenna switch products sold, overall product mix, and reductions in the carrying value of certain inventories. During the six months ended June 28, 2014, our product costs were negatively impacted by $2.7 million in write-downs of inventory, mainly due to changes in customer forecasted demand from one of our distributors, as well as additional reductions to carrying value of inventories necessary to answer competitive pricing pressures for certain products. We expect our gross margin will fluctuate from quarter to quarter in the future based on changes in the mix of products we sell, the impact of competitive pricing pressure, variations in our manufacturing costs, write-down of inventory, or market volatility leading to fluctuations in the volumes we ship.

Restructuring
During December 2013 and January 2014, we approved a restructuring plan. The plan consisted of a reduction in force of approximately 60 employees and a consolidation of office locations, which was completed in the second quarter of fiscal 2014. During the six months ended June 28, 2014, we recorded restructuring expense of $2.0 million.
Research and Development
Research and development expense for the six months ended June 28, 2014 decreased by $0.2 million compared to the same quarter in fiscal 2013. The decrease was in part due to decreased compensation expense as a result of lower headcount due to our corporate restructuring during the first half of fiscal 2014. This decrease in compensation more than offset the $1.1 million costs associated with our corporate restructuring and increases in wafer and tape-out costs incurred with our new product development of $0.5 million. We expect our research and development expense to increase slightly due to new product development activities.
Selling, General and Administrative
Selling, general and administrative expense for the six months ended June 28, 2014 increased by $7.0 million compared to the same quarter in fiscal 2013 and was mainly due to increased professional fees of $7.1 million related to litigation, export compliance investigations, accounting and other professional fees, and $0.8 million associated with our corporate restructuring. These increases were partially offset by reductions in compensation costs of $0.6 million due to a reduction in headcount and decreases in training and recruiting expenses of $0.3 million. We expect our selling, general and administrative expense to decrease as a result of decreases in legal fees.
Other Income (Expense)
Interest income (expense), net for the six months ended June 28, 2014 decreased by $0.2 million for the same quarter in fiscal 2013. This decrease was primarily due to repayment of deposits received under the Murata agreement from $1.0 million as of June 29, 2013 to $0 million as of June 28, 2014.
Other income (expense), net consists primarily of realized foreign exchange gains and losses. Other expense, net for the six months ended June 28, 2014 decreased $0.1 million compared to the same quarter in fiscal 2013, primarily due to higher realized foreign exchange gains.

Liquidity and Capital Resources
Our principal source of liquidity as of June 28, 2014 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities of $68.6 million compared to $63.2 million as of December 28, 2013. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of June 28, 2014, we have an accumulated deficit of $240.9 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements for the foreseeable future. Our future growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.
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
Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended
	June 28, 2014	June 29, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$6,779	$(28,292)
Net cash provided by (used in) investing activities	(3,004)	6,936
Net cash used in financing activities	(245)	(4,159)
Effect of exchange rates on cash and cash equivalents	(49)	(1)
Net increase (decrease) in cash and cash equivalents	$3,481	$(25,516)
Net cash provided by operating activities was $6.8 million during the six months ended June 28, 2014. This was primarily attributable to changes in our operating assets and liabilities of $14.4 million. Cash provided by operating assets and liabilities were partially offset by our net loss of $16.0 million adjusted for non-cash items of $8.3 million. Non-cash adjustments mainly consisted of stock-based compensation of $4.0 million, depreciation and amortization of $3.6 million, and loss on disposal of assets of $0.6 million. The net increase in operating assets and liabilities was primarily attributable to decreases in inventory of $13.6 million, and increases in deferred revenue of $4.1 million, partially offset by increases in accounts receivable of $1.2 million, and other immaterial fluctuations. During the six months ended June 28, 2014, inventory decreased primarily as a result of consuming previously purchased raw materials, lower levels of inventory staged in our supply chain, and reduced levels of finished goods. Deferred revenue increased due to our North American and Asian distributors who carried higher finished goods inventory balances. Accounts receivable increased as we began selling directly to Murata, which has longer payment terms than our Asian distributor.
Net cash used in investing activities during the six months ended June 28, 2014 consisted primarily of maturities of marketable securities, net of purchases, which used $2.1 million, increased by purchases of property and equipment of $0.9 million. The majority of our capital expenditures for the six months ended June 28, 2014 related to new testing machinery and equipment.
Net cash used in financing activities amounted to $0.2 million during the six months ended June 28, 2014, and was attributable to $0.9 million paid to Murata under a customer deposit financing arrangement and payments related to net share settlement of equity awards of $0.1 million. These amounts were partially offset by proceeds from exercising stock options of $0.8 million.
As of June 28, 2014, there was no outstanding balance under the bank line of credit and note payable and there was $21.8 million available. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio and minimum tangible net worth. As of June 28, 2014, we were in compliance with our financial covenants and had no outstanding borrowings.
Contractual Obligations, Commitments, and Contingencies
In March 2012, we entered into a supply and prepayment agreement with Murata. The agreement was for an initial term of 18 months. Under the terms of the agreement, Murata paid us a total deposit of $13.0 million, which was included in customer deposits. During the year ended December 28, 2013, we repaid $12.1 million to Murata, resulting in a remaining customer deposit of $0.9 million. During the three months ended June 28, 2014, we made the final payment of $0.9 million, resulting in no remaining balance as of June 28, 2014.

During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the six months ended June 28, 2014, these supplier deposits decreased as we received the remaining repayments from suppliers of $0.2 million, resulting in no remaining balance as of June 28, 2014.

Contingencies
On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleged the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleged that certain of RFMD’s products infringed our patents relating to silicon on insulator (SOI) design technology for RFICs and sought, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California which alleged infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014 and, as a result of various consolidating actions and motions, we planned to assert two of our patents against RFMD at the trial. In addition, on December 12, 2013, RFMD filed a counterclaim alleging we violated a patent owned or licensed by RFMD. On July 22, 2014, we favorably settled all outstanding claims with RFMD and entered into a entered into a patent cross license agreement.

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

The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of our compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of International Traffic In Arms Regulations (ITAR). We are fully cooperating with the review and, on April 11, 2014, we submitted information requested by USDS. The agency has not responded to date. Based on this review we could be subject to continued investigation and potential regulatory consequences related to violations of the AECA ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $0.5 million per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties. No claims have been asserted and no amounts have been accrued for this contingency in the consolidated financial statements. Furthermore, due to the preliminary nature of the investigation and the USDS review, the Company believes it is not possible to estimate the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. Responding to this investigation and review is costly and could impose a significant burden on management and employees. The Company may receive unfavorable interim rulings in the course of this review and there can be no assurance that a favorable outcome will ultimately be obtained.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2009 through 2013, our annual net revenue has increased at a CAGR of 30%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. However, our net revenue for the three and six months ended June 28, 2014 decreased by 10% and 11%, respectively, compared to the corresponding periods in 2013. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended June 28, 2014, our net revenue increased to $47.1 million from $41.3 million for the quarter ended March 29, 2014. In addition, we experienced net losses of $6.0 million, $10.0 million, $6.8 million, $0.4 million and $1.2 million for the quarters ended June 28, 2014, March 29, 2014, December 28, 2013, June 29, 2013, and March 30, 2013, respectively, compared to net income of $5.6 million and $4.4 million for the quarters ended December 29, 2012 and September 28, 2013, respectively.
We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 81% and 84% for the three months ended June 28, 2014 and June 29, 2013, respectively and 79% and 83% for the six months ended June 28, 2014 and June 29, 2013, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 73% and 75% for the three months ended June 28, 2014 and June 29, 2013, respectively, and 70% for the six months ended June 28, 2014 and June 29, 2013. Sales through our distributor Macnica to module manufacturer Murata represented 48% and 68% for the three months ended June 28, 2014 and June 29, 2013, respectively and 41% and 68% of our net revenue for the six months ended June 28, 2014 and June 29, 2013, respectively, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. In addition, sales to Murata represented 20% of our net revenue for the three months ended June 28, 2014 and 24% for the six months ended June 28, 2014, as we began to sell directly to Murata. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.
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
As of June 28, 2014, we had an accumulated deficit of $240.9 million, and we generated a net loss of $16.0 million for the six months ended June 28, 2014. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.
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

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month period ended December 25, 2010 our gross margin was 48% compared to the three month period ended September 24, 2011 in which our gross margin was 27%. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected. For the quarter ended June 28, 2014 our gross margin was 38%.
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

We base our production volume on our lead time and forecasts from our customers. Because our typical lead time is longer than customer's commitments, they may cancel or reschedule certain orders after we have begun production. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations. For instance, during the second quarter of fiscal 2014 we wrote off $0.5 million of excess inventory.
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
In February 2014, we announced a new product offering referred to as UltraCMOS Global 1 (Global 1) that targets the handset marketplace with products that integrate much of the functionality of the RF portion of the handset.  The development of Global 1 requires the monolithic integration of functionality that is currently addressed through discrete components.  If we are unsuccessful in integrating the required functionality, or our products take longer to develop than competitive offerings, the Global 1 products may not be successful in the marketplace, and our net revenue and net revenue growth rate may decrease over time, and our financial condition could suffer. If the market  for an integrated RF front end develops, it may make it more difficult for us to sell RF switches and other discrete components that do not integrate the functionality of the RF front end.  In addition, if this market does develop it may require us to compete against modem vendors that have the ability to bundle products competitive with our offering, limiting our success in the market. For instance, Qualcomm Incorporated announced earlier this year RF 360, an integrated RF front-end product, which could be bundled exclusively with its transceiver and modem and make it very difficult for us to sell our integrated Global 1 products as well as our other front end discrete products such as RF switches.
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
  The U.S. Department of State, Office of Defense Trade Controls Compliance (USDS), is conducting a review of our compliance with the Arms Export Control Act (AECA) and the AECA’s implementation of ITAR. We are fully cooperating with the review and, on April 11, 2014, we submitted information requested by USDS. The agency has not responded to date. Based on this review we could be subject to continued investigation and potential regulatory consequences related to violations of the AECA ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties of up to $0.5 million per violation, and in certain cases, debarment from government contracting, denial of export privileges, and criminal penalties.
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
We purchase a number of key components and materials used in our products from limited source suppliers. For example, we currently obtain synthetic sapphire substrates from three third-party suppliers, including Kyocera, Rubicon, and Namiki. Our current consumption levels of synthetic sapphire represent less than approximately two percent of worldwide synthetic sapphire production. In addition, we currently obtain all of our silicon-on-insulator substrates from one supplier, Soitec. We believe that our suppliers currently have manufacturing capacity adequate to meet our foreseeable requirements. However, if competition for capacity were to increase, our suppliers could increase the lead times required to deliver materials to us or could seek to increase the prices of materials we purchase from them. For example, competition for synthetic sapphire wafer capacity has increased significantly in recent years due to the use of sapphire as a substrate for blue and white LEDs. This increasing demand for synthetic sapphire for use in LEDs has resulted in substantial increases in the cost of sapphire substrates and could adversely impact our manufacturing costs as well as the availability of sapphire substrate supply. In addition, we and our outside foundries use a limited number of suppliers for wafer preparation. For example, we currently obtain bonded SOS wafers and SOI wafers from Soitec.
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

Our production cycle times could be longer than our customer commit time. The cycle time to build inventory may pose a risk of inventory exposure to changing market demand and result in higher inventory levels and cash consumption. For instance, building inventory quickly enough in times of high demand may not be feasible and we may damage our relationships with parties that use or distribute our products. Similarly, in times of falling demand we may hold inventory in excess of forecasts or inventory that is obsolete which could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. For instance, during the first six months of fiscal 2014 we incurred a net $2.7 million of costs in relation to excess inventory and lower of cost or market valuation.
We depend on LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor Pty, Global Foundries, Inc., and other outside semiconductor foundries to manufacture our products and implement our fabrication processes, and any failure to maintain sufficient foundry capacity could significantly delay our ability to ship our products, damage our relationships with module manufacturers, OEMs, distributors, and contract manufacturers, reduce our sales, and increase our expenses.
We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor, and Global Foundries manufactured 100% of the wafers used in our products for the three and six months ended June 28, 2014 and June 29, 2013.
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
A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended June 28, 2014 approximately 48% and 12% of our net revenue was derived from Macnica and Richardson, respectively, and for the six months ended June 28, 2014, Macnica and Richardson accounted for approximately 41% and 14% of our net revenue, respectively. The decrease in Macnica sales was due to selling directly to Murata beginning in the quarter ended March 29, 2014. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.
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
The percentage of our net revenue attributable to customers based outside North America was 82% and 84% for the three months ended June 28, 2014 and June 29, 2013, respectively, and 80% and 82% for the six months ended June 28, 2014 and June 29, 2013. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the United States, including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor, and Global Foundries, Inc. concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea, and Global Foundries, Inc. in Singapore. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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
Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month periods ended June 28, 2014 and June 29, 2013, our research and development expenses were $9.1 million, or approximately 19% of our total net revenue and $10.5 million, or approximately 20% of our total net revenue, respectively. In the six-month period ended June 28, 2014 and June 29, 2013, our research and development expenses were $20.5 million, or approximately 23% of our total net revenue, and $20.6 million, or approximately 21% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the United States creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the United States.
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
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, research tax credits, certain non-deductible expenses including those arising from the requirement to expense stock options, and the valuation of deferred tax assets and liabilities, including our ability to utilize our net operating loss, or NOL, carryforwards. Increases in our effective tax rate could adversely impact our results of operations.

Risks Related to Intellectual Property
We were previously, and expect to be in the future, party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.
The semiconductor industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights. We are presently involved in a patent infringement matter that we commenced, and we expect the number of patent and other intellectual property matters, including claims that may be asserted against us, to increase.

On February 14, 2012, we filed a lawsuit in the U.S. District Court for the Central District of California, which was subsequently moved to the U.S. District Court for the Southern District of California. The action alleged the infringement of five of our patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). The lawsuit alleged that certain of RFMD’s products infringed our patents relating to silicon on insulator (SOI) design technology for RFICs and sought, in addition to damages, to permanently enjoin RFMD from further infringement. On March 26, 2013, we filed an additional lawsuit against RFMD in the U.S. District Court for the Southern District of California which alleged infringement of a sixth patent relating to RFICs and switching technology by RFMD. On April 25, 2013, we consolidated these two U.S. District Court actions into one lawsuit. On September 27, 2013, the U.S. District Court set a trial date for November 12, 2014 and, as a result of various consolidating actions and motions, we planned to assert two of our patents against RFMD at the trial. In addition, on December 12, 2013, RFMD filed a counterclaim alleging we violated a patent owned or licensed by RFMD. On July 22, 2014, we favorably settled all outstanding claims with RFMD and entered into a entered into a patent cross license agreement.

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
A substantial portion of our patents and patent applications relate to our technology. We may need to litigate in the United States or elsewhere in the world to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents or incur substantial unexpected operating costs. Any action we take to enforce our intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results.
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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 180 U.S. and international patents issued or pending as of June 28, 2014 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the United States. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
The Dodd-Frank Act imposes new disclosure requirements regarding the use of certain minerals and metals, known as “conflict minerals,” mined from the Democratic Republic of the Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements require us to engage in due diligence efforts beginning in 2013 to ascertain and disclose the origin of some of the raw materials used in our products. Our initial disclosures were filed on June 2, 2014, with subsequent disclosures required no later than May 31 of each following year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of materials used in our products and other potential changes to our products, processes or sources of supply as a consequence of such due diligence. The implementation of these requirements and our compliance procedures could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that the foundries that manufacture our products will be able to obtain sufficient quantities of materials from such suppliers or at competitive prices. Also, our reputation with our customers and our stockholders could be damaged if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for the materials used in our products through the procedures we may implement. If we cannot guarantee that all of our products exclude conflict minerals sourced from the Democratic Republic of the Congo or adjoining countries, certain of our customers may discontinue or reduce purchases of our products, which could materially and adversely affect our financial condition, results of operations and cash flows.
Insiders have substantial control over us which could limit your ability to influence corporate matters.
As of June 28, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 16% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.
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
Our principal source of liquidity as of June 28, 2014 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities of $68.6 million. However, we may require additional capital from equity or debt financing in the future to fund our operations, respond to competitive pressures, or strategic opportunities. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt financing to fulfill our obligations as they become due. If we are unable to successfully manage our working capital and require additional financing, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, the terms of any new debt financing may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to incur interest expense. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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
If our income tax provisions taken in the United States and foreign countries are not sustained under examination by tax authorities in these jurisdictions, our results of operations could be adversely affected.
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

PEREGRINE SEMICONDUCTOR CORPORATION

Date: August 1, 2014	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: August 1, 2014	By:	/s/ Jay Biskupski
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