Form 10-K/A
period 2013-12-28
PEREGRINE SEMICONDUCTOR CORP
filed 2014-09-10
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to__________
Commission file number: 001-35623
_________________________________________
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
None ____________________________
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

EXPLANATORY NOTE

Peregrine Semiconductor Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 28, 2013, which was originally filed on February 19, 2014 (the “Original Filing”), to amend Part II, Item 9A of the Original Filing. This Amendment provides our management’s annual report on internal control over financial reporting required by Item 308 (a) of Regulation S-K. This Amendment also revises our conclusions regarding the effectiveness of our disclosure controls and procedures solely as a result of (i) our failure to file our management’s annual report on internal control over financial reporting in the Original Filing and (ii) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation S-K in the certifications filed with the Original Filing. As part of the 10-K/A, this Amendment amends Part IV, Item 15 for the sole purpose of amending and restating the Exhibit 31.1 and 31.2, Certifications of the Principal Executive Officer and Principal Financial Officer to add the language of paragraph 4(b) in accordance with Item 601(b)(31).
Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

PART II

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level for the reasons specified in the Explanatory Note to this annual report on Form 10-K/A .
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company acknowledges that it is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal controls over financial reporting are designed to provide reasonable assurance with generally accepted accounting principles. The Company evaluated the effectiveness of its internal control over financial reporting as of December 28, 2013 using the criteria set forth in the 1992 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation, the Company has concluded that it maintained effective internal control over financial reporting as of December 28, 2013 based on the COSO criteria. This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for emerging growth companies.
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
(a) 1. Financial Statements.
The financial statements listed in the Index to Consolidated Financial Statements on page 51 of the Original Filing are filed as part of the Annual Report (refer to Item 8. Financial Statements and Supplementary Data on page 48 of the Original Filing) and are incorporated by reference herein.
2. Financial Statement Schedules.
The financial statement schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits.
The exhibits listed on the accompanying index to exhibits immediately following are filed as part of, or hereby incorporated by reference into, this item.
(b) Financial Statement Schedules
All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-35623	3.1	August 17, 2012
3.2	Amended and Restated Bylaws.	8-K	001-35623	3.2	August 17, 2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Seventh Amended and Restated Investor Rights Agreement, dated August 17, 2006, by and among the Registrant, certain stockholders, and the investors listed on the signature pages thereto.	S-1	333-170711	4.3	November 19, 2010
4.5	Warrant to Purchase Stock issued June 18, 2003 to Silicon Valley Bank.	S-1	333-170711	4.5	November 19, 2010
4.6	Amendment to Warrant Agreement, dated April 2008, between SVB Financial Group and the Registrant.	S-1	333-170711	4.6	November 19, 2010
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170711	10.1	February 16, 2011
10.2†	Peregrine Semiconductor Corporation 1996 Stock Plan.	S-1	333-170711	10.2	November 19, 2010
10.3†	Form of 1996 Stock Plan Stock Option Agreement.	S-1	333-170711	10.3	November 19, 2010
10.4†	Peregrine Semiconductor Corporation 2004 Stock Plan.	S-1	333-170711	10.4	February 16, 2011
10.5†	Form of 2004 Stock Plan Stock Option Agreement.	S-1	333-170711	10.5	November 19, 2010
10.6†	Peregrine Semiconductor Corporation 2012 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-170711	10.6	April 27, 2012
10.7†	Peregrine Semiconductor Corporation 2012 Employee Stock Purchase Plan.	S-1	333-170711	10.7	April 27, 2012
10.8†	2012 Executive Incentive Bonus Plan.	S-1	333-170711	10.8	April 27, 2012
10.9	Industrial Lease, dated April 20, 2000, between The Irvine Company and Continuous Computing Corporation.	S-1	333-170711	10.9	February 16, 2011
10.10	Consent to Assignment and Amendment to Lease dated March 19, 2007.	S-1	333-170711	10.10	February 16, 2011
10.11	First Amendment to Lease, dated August 23, 2005, between The Irvine Company and Continuous Computing Corporation.	S-1	333-170711	10.11	February 16, 2011
10.12	Second Amendment to Lease dated June 27, 2007.	S-1	333-170711	10.12	February 16, 2011
10.13	Mutual Assignment of Lease Agreement, dated March 1, 2007, between Continuous Computing Corporation and the Registrant.	S-1	333-170711	10.13	February 16, 2011
10.14	Third Amendment to Lease, dated August 6, 2010, between The Irvine Company and the Registrant.	S-1	333-170711	10.14	February 16, 2011
10.15	Distributor Agreement, dated December 23, 2010, between Richardson Electronics, Ltd. and the Registrant.	S-1	333-170711	10.15	February 16, 2011
10.16	Distribution Agreement, dated June 30, 2008, between Clavis (a division of Macnica, Inc.) and the Registrant.	S-1	333-170711	10.16	February 16, 2011

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.17	Addendum I to Distribution Agreement, dated June 30, 2010, between Clavis (a division of Macnica, Inc.) and the Registrant.	S-1	333-170711	10.17	February 16, 2011
10.18	Second Amended and Restated Loan and Security Agreement, dated June 23, 2010, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.18	November 19, 2010
10.19†	Letter Agreement, dated April 26, 2010, between David R. Shepard and the Registrant.	S-1	333-170711	10.23	February 16, 2011
10.20†	Letter Agreement, dated April 26, 2012, between James S. Cable, Ph.D. and the Registrant.	S-1	333-170711	10.24	April 27, 2012
10.21†	Letter Agreement, dated April 26, 2012, between Jay C. Biskupski and the Registrant.	S-1	333-170711	10.25	April 27, 2012
10.22	First Amendment to Second Amended and Restated Loan and Security Agreement, dated April 22, 2011, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.26	April 2, 2012
10.23	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated December 30, 2011, between Silicon Valley Bank and the Registrant.	S-1	333-170711	10.27	April 2, 2012
10.24#	Supply and Prepayment Agreement, dated March 23, 2012, between the Registrant and Murata Manufacturing Company, Ltd.	S-1	333-170711	10.28	April 12, 2012
10.25	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated February 14, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation	10-Q	333-170711	10.25	May 6, 2013
10.26	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated May 3, 2013, by and between Silicon Valley Bank and Peregrine Semiconductor Corporation	10-Q	333-170711	10.26	May 6, 2013
10.27##	License Agreement between Peregrine Semiconductor Corporation and Murata Manufacturing Company, Ltd. dated May 28, 2013	10-Q	333-170711	10.27	August 5, 2013
10.28	Employment agreement between Carl Burrow and Peregrine Semiconductor Corporation					**
21.1	List of subsidiaries.	S-1	333-170711	21.1	November 19, 2010
23.1	Consent of Independent Registered Public Accounting Firm.					**
24.1	Power of Attorney (contained in the signature page to this report).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS*	XBRL Instance Document					**
101.SCH*	XBRL Taxonomy Extension Schema Document					**
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					**

†	Indicates a management contract or compensatory plan.
#	Registrant has omitted portions of the referenced exhibit pursuant to an order granting confidential treatment under the Securities Act, issued August 7, 2012.
##	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment.
*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: September 9, 2014	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Accounting Officer)