Form 10-Q/A
period 2014-03-29
PEREGRINE SEMICONDUCTOR CORP
filed 2014-09-10
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-Q/A
_______________________________

Amendment No. 1
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

EXPLANATORY NOTE
Peregrine Semiconductor Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the period ended March 29, 2014, which was originally filed on May 6, 2014 (the “Original Filing”), to amend Part I, Item 4 of the Original Filing. This Amendment revises our conclusions regarding the effectiveness of our disclosure controls and procedures solely as a result of (i) our failure to file management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 28, 2013, which was originally filed on February 19, 2014 and (ii) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation S-K in the certifications filed with the Original Filing. This Amendment also amends Part II, Item 6 for the purpose of amending and restating the Exhibit 31.1 and 31.2, Certifications of the Principal Executive Officer and Principal Financial Officer to add the language of paragraph 4 (b) in accordance with Item 601(b)(31).
Except with respect to the above changes, this Amendment does not modify or update any other disclosures set forth in the Original Filing.

PART I. FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level for the reasons specified in the Explanatory Note to this quarterly report on Form 10-Q/A .
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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description
10.29**	Consulting Agreement between the Registrant and Suqupro LLC dated January 15, 2014
10.30**	Master Purchasing Agreement, dated March 20, 2014, between the Registrant and Murata Manufacturing Company, Ltd.
21.2**	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEREGRINE SEMICONDUCTOR CORPORATION

Date: September 9, 2014	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: September 9, 2014	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.29**	Consulting Agreement between the Registrant and Suqupro LLC dated January 15, 2014
10.30**	Master Purchasing Agreement, dated March 20, 2014, between the Registrant and Murata Manufacturing Company, Ltd.
21.2**	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**	Previously filed as like-numbered exhibit to Original Filing and incorporated by reference herein.

6