Form 10-Q/A
period 2014-06-28
PEREGRINE SEMICONDUCTOR CORP
filed 2014-09-10
CIK 880177

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

EXPLANATORY NOTE
Peregrine Semiconductor Corporation is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the period ended June 28, 2014, which was originally filed on August 1, 2014 (the “Original Filing”), to amend Part I, Item 4 of the Original Filing. This Amendment revises our conclusions regarding the effectiveness of our disclosure controls and procedures solely as a result of (i) our failure to file management’s annual report on internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 28, 2013, which was originally filed on February 19, 2014 and (ii) our failure to include the language of paragraph 4(b) required by Item 601(b)(31) of Regulation S-K in the certifications filed with the Original Filing. As part of the 10-Q/A, this Amendment amends Part II, Item 6 for the sole purpose of amending and restating the Exhibit 31.1 and 31.2, Certifications of the Principal Executive Officer and Principal Financial Officer to add the language of paragraph 4(b) in accordance with Item 601(b)(31).
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