Form 10-Q
period 2014-09-27
PEREGRINE SEMICONDUCTOR CORP
filed 2014-11-04
CIK 880177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014

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
As of October 27, 2014, the registrant had 34,066,799 shares of Common Stock ($0.001 par value) outstanding.

Peregrine Semiconductor Corporation

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2014 and December 28, 2013	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item 1A	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosure	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
SIGNATURES		52
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$18,041	$16,249
Short-term marketable securities	30,508	28,035
Accounts receivable, net	14,370	16,905
Inventories	34,970	53,489
Prepaids and other current assets	3,346	4,085
Total current assets	101,235	118,763
Property and equipment, net	19,851	23,122
Long-term marketable securities	28,472	18,888
Other assets	2,931	102
Total assets	$152,489	$160,875

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,182	$12,983
Accrued liabilities	11,203	11,829
Accrued compensation	3,994	4,542
Customer deposits	—	916
Deferred revenue	11,044	6,131
Total current liabilities	36,423	36,401
Other long-term liabilities	2,461	943
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000 shares authorized at September 27, 2014 and December 28, 2013; no shares issued and outstanding at September 27, 2014 and December 28, 2013	—	—
Common stock, $.001 par value, 100,000 shares authorized at September 27, 2014 and December 28, 2013, 34,056 and 32,712 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	34	33
Additional paid-in capital	357,972	348,684
Accumulated deficit	(244,091)	(224,986)
Accumulated other comprehensive loss	(310)	(200)
Total stockholders’ equity	113,605	123,531
Total liabilities and stockholders’ equity	$152,489	$160,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenue	$43,123	$60,002	$131,500	$158,992
Cost of net revenue	26,031	34,749	81,593	93,203
Gross profit	17,092	25,253	49,907	65,789
Operating expense:
Research and development	9,251	10,777	29,730	31,417
Selling, general and administrative	11,092	10,210	39,355	31,487
Total operating expense	20,343	20,987	69,085	62,904
Income (loss) from operations	(3,251)	4,266	(19,178)	2,885
Interest income (expense), net	54	(27)	123	(165)
Other income (expense), net	(14)	99	48	50
Income (loss) before income taxes	(3,211)	4,338	(19,007)	2,770
Income tax expense (benefit)	(63)	(95)	98	(7)
Net income (loss)	$(3,148)	$4,433	$(19,105)	$2,777
Net income (loss) per share
Basic	$(0.09)	$0.14	$(0.57)	$0.09
Diluted	$(0.09)	$0.12	$(0.57)	$0.08
Shares used to compute net income (loss) per share
Basic	33,572	32,394	33,261	32,163
Diluted	33,572	35,804	33,261	35,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss)	$(3,148)	$4,433	$(19,105)	$2,777
Foreign currency translation adjustments	(82)	3	(86)	14
Unrealized loss on marketable securities	(38)	(2)	(24)	(2)
Comprehensive income (loss)	$(3,268)	$4,434	$(19,215)	$2,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

Peregrine Semiconductor Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities
Net income (loss)	$(19,105)	$2,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,503	4,825
Loss on disposal of property and equipment	541	—
Stock-based compensation	5,782	4,854
Imputed interest related to deposit arrangements, net	41	(307)
Amortization of premium and discount on investments, net	221	293
Cash received for lease incentives	—	135
Changes in operating assets and liabilities:
Accounts receivable	2,625	(4,956)
Inventories	18,614	4,717
Prepaids and other current and noncurrent assets	(2,552)	3,676
Accounts payable and accrued liabilities	(2,928)	(16,144)
Customer deposits	—	(11,425)
Deferred revenue	4,914	(6,787)
Net cash provided by (used in) operating activities	13,656	(18,342)
Investing activities
Purchase of property and equipment	(2,527)	(5,304)
Purchase of marketable securities	(37,057)	(28,552)
Sale and maturity of marketable securities	24,710	31,607
Proceeds from sale of equipment	483	—
Net cash used in investing activities	(14,391)	(2,249)
Financing activities
Payments on obligations under capital leases	—	(7)
Payments on customer deposit financing arrangement	(916)	(8,046)
Proceeds from exercise of stock options	3,787	1,759
Payments related to net share settlement of equity awards	(281)	—
Net cash provided by (used in) financing activities	2,590	(6,294)
Effect of exchange rate changes on cash and cash equivalents	(63)	(15)
Net change in cash and cash equivalents	1,792	(26,900)
Cash and cash equivalents at beginning of period	16,249	44,106
Cash and cash equivalents at end of period	$18,041	$17,206
Supplemental disclosure of non cash financing activities
Capital lease obligation for capital equipment	$—	$28
Reclassification of restricted stock to equity upon vesting of early exercised options	$—	$4
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
Proposed Merger with Murata
On August 22, 2014, Peregrine Semiconductor Corporation, a Delaware corporation (the “Company”), Murata Electronics North America, Inc., a Texas corporation (“Parent”), and PJ Falcon Acquisition Company, Limited, a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). If the Merger is completed, each issued and outstanding share of the Common Stock of the Company held by the Company’s stockholders at the time of the Merger (other than shares of the Common Stock of the Company held by Murata, Parent, Purchaser, the Company or their respective direct or indirect subsidiaries) will thereupon be cancelled and converted into the right to receive $12.50 in cash (the “Per Share Amount”), without interest.
The consummation of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by holders of a majority of the shares of Common Stock of the Company, (ii) the continuing accuracy of the Company’s and Parent’s and Purchaser’s respective representations and warranties, (iii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), as well as any similar filings that need to be made in foreign jurisdictions, (iv) approval by the Committee on Foreign Investment in the United States under the Exon-Florio Act, (v) notice to the U.S. State Department, Directorate for Defense Trade Controls (DTCC), under the International Traffic in Arms Regulations and (vi) other customary conditions. The Merger Agreement does not contain a financing condition. On September 26, 2014, the Federal Trade Commission informed the Company that it had granted early termination of the waiting period under the HSR Act. On October 10, 2014, the Japan Fair Trade Commission informed the Company that it had granted clearance dated October 9, 2014, with the 30-day waiting period terminating on October 12, 2014. The Company currently anticipates the Merger will be completed during the fourth quarter of fiscal year 2014.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary for a fair presentation of the financial statements for interim periods in accordance with accounting principles generally accepted in the United States (US GAAP). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 28, 2013 included in the Company’s Annual Report on Form 10-K filed on February 19, 2014 with the Securities and Exchange Commission (“SEC”), as amended by the Form 10-K/A filed with the SEC on September 10, 2014. The Company’s accounting policies are described in the “Notes to consolidated financial statements” in our Form 10-K and updated as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by US GAAP. The results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the last Saturday in December. Fiscal year 2013 was a 52-week year ending on December 28, 2013. The Company’s first three quarters of fiscal year 2014 and 2013 were 39-week periods ending on September 27, 2014 and September 28, 2013, respectively.
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

Customers that exceed 10% of total net revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Macnica	35%	76%	39%	71%
Murata	28%	*	25%	*
Richardson	13%	*	14%	11%
*    Did not exceed 10% of total revenues for the respective period.
A significant portion of the Company's net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Historically, the majority of sales through the Company's distributor, Macnica, were to module manufacturer Murata. The decrease in Macnica sales during the three and nine months ended September 27, 2014 was due to the Company beginning to sell directly to Murata.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and whether it will be adopted retrospectively to each period presented or with the cumulative effect as of the date of adoption.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

2. Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated on the basis of the weighted-average number of shares of common stock including the effect of potential dilution that could occur if securities to issue common stock were exercised or converted into common stock.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income (loss)	$(3,148)	$4,433	$(19,105)	$2,777
Denominator:
Weighted average common shares outstanding	33,572	32,394	33,261	32,165
Less: weighted average unvested shares of common stock subject to repurchase	—	—	—	2
Weighted average common shares used in computing basic net income (loss) per share	33,572	32,394	33,261	32,163
Weighted average affect of potentially dilutive securities:
Stock options	—	3,408	—	3,573
Common stock	—	2	—	2
Weighted average common shares used in computing diluted net income (loss) per share	33,572	35,804	33,261	35,738
Net income (loss) per share attributable to common stockholders:
Basic	$(0.09)	$0.14	$(0.57)	$0.09
Diluted	$(0.09)	$0.12	$(0.57)	$0.08
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation:
Common stock options and awards	7,751	3,612	7,751	3,666
Common stock warrants	2	—	2	—
	7,753	3,612	7,753	3,666

3. Certain Financial Statement Information
Inventories consisted of the following:

	September 27, 2014	December 28, 2013
Raw materials	$10,312	$22,265
Work in progress	20,552	22,100
Finished goods	4,106	9,124
	$34,970	$53,489
During the quarter ended September 27, 2014, the Company recorded inventory write-downs of $957 related to excess and obsolete inventory, which were the result of changes in customer forecasted demand. These inventory reductions were recorded in cost of net revenues. During the quarter ended September 28, 2013, the inventory write-downs were $1,374.
Included in the table are inventories held by others, which include distributors and third-parties in the Company’s supply chain of $5,210 and $7,874 at September 27, 2014 and December 28, 2013, respectively.

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Property and equipment consist of the following:

	Useful Life (Years)	September 27, 2014	December 28, 2013
Computer equipment and software	3 - 5	$6,863	$6,390
Machinery and equipment	5	41,340	40,427
Office furniture and equipment	7	752	1,081
Leasehold improvements	*	4,896	5,180
Construction in progress		1,934	1,544
		55,785	54,622
Less accumulated depreciation and amortization		(35,934)	(31,500)
		$19,851	$23,122

*    Leasehold improvements are amortized over the estimated life of the asset or remaining term of the lease, whichever is shorter.
Depreciation and amortization expense was $1,907 and $1,721 for the three months ended September 27, 2014 and September 28, 2013 and $5,503 and $4,825 for the nine months ended September 27, 2014 and September 28, 2013, respectively.
Accrued liabilities consisted of the following:

	September 27, 2014	December 28, 2013
Accrued inventory purchases	$777	$1,717
Accrued inventory repurchase obligation	2,606	6,510
Accrued professional fees	5,743	1,210
Accrued other	2,077	2,392
	$11,203	$11,829
Accrued inventory repurchase obligation represents raw materials sold to suppliers for processing. These raw materials remain part of the Company’s total inventory and the transactions include only customary terms and conditions, such as shipping and payment terms.

Warranty
Warranty costs, which include labor and material, incurred and related reserves (included in accrued liabilities) were as follows:

	Nine Months Ended
	September 27, 2014	September 28, 2013
Balance at beginning of period	$159	$57
Provision, net	606	1,099
Costs incurred	(499)	(895)
Balance at end of period	$266	$261

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

4. Financial Instruments
The following tables show the Company’s cash and marketable securities’ cost, unrealized gains, unrealized losses and fair value by significant investment category measured at fair value on a recurring basis and recorded as cash and cash equivalents or short- and long-term marketable securities as of September 27, 2014:

	September 27, 2014
					Reported as
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$1,309	$—	$—	$1,309	$1,309	$—	$—
Level 1:
Money market funds	16,732	—	—	16,732	16,732	—	—
Subtotal	16,732	—	—	16,732	16,732	—	—
Level 2:
U.S. Agency securities	27,955	2	(19)	27,938	—	14,307	13,631
Certificates of deposit	11,240	3	(13)	11,230	—	6,200	5,030
Commercial paper	1,048	—	(1)	1,047	—	1,047	—
Corporate notes and bonds	18,775	12	(22)	18,765	—	8,954	9,811
Subtotal	59,018	17	(55)	58,980	—	30,508	28,472
Total	$77,059	$17	$(55)	$77,021	$18,041	$30,508	$28,472
There were no transfers between Level 1, Level 2 or Level 3 securities in the nine months ended September 27, 2014. All of the long-term marketable securities had remaining maturities of between one and two years in duration at September 27, 2014.
As of September 27, 2014, the Company had 56 investments in marketable securities with a fair value of $41,638 that were in an unrealized loss position of $55 for less than 12 months. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

5. Stock-Based Compensation
Stock Options Awards. During the three and nine months ended September 27, 2014, the Company granted 12 and 928 non-qualified stock options to employees and directors, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Expected term (years)	5.00	5.00	5.00	5.00
Risk-free interest rate	1.68%	1.38%	1.59%	0.78%
Dividend rate	—	—	—	—
Volatility	44%	60%	46%	61%
Forfeiture rate	4%	4%	4%	3%
Estimated fair value per stock option	$2.74	$5.35	$2.42	$5.16
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
Restricted Stock Unit Awards. During the three and nine months ended September 27, 2014, the Company granted 0 and 523 restricted stock units (RSUs) to employees, respectively. The Company uses the grant date fair value, which is calculated by multiplying the number of shares subject to the stock award by the closing price of one share of Common Stock on the date of grant.
The following summarizes stock plan activity for the nine months ended September 27, 2014:

		Stock Options		Restricted Stock Units
	Available for Grant	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 28, 2013	2,787	8,227	$6.71	—	$—
Shares added	1,309	—	—	—	—
Granted	(1,451)	928	5.84	523	5.81
Exercised	—	(1,259)	3.01	—	—
Released	—	—	—	(128)	—
Canceled	539	(498)	11.04	(41)	5.81
Shares withheld under net shares settlement of equity awards	44	—	—	—	—
Balance at September 27, 2014	3,228	7,398	$6.94	354	$5.81
Total stock-based compensation expense recognized during the three and nine months ended September 27, 2014 and September 28, 2013 was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of net revenue	$277	$238	$807	$652
Research and development	574	537	1,869	1,534
Selling, general and administrative	965	953	3,106	2,668
	$1,816	$1,728	$5,782	$4,854

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

6. Commitments and Contingencies
Legal Proceedings
Following announcement of the Merger on August 22, 2014, eight purported Peregrine stockholders have filed putative class action lawsuits that name as defendants the Company, the Company's directors, Murata Electronics North America and Murata related entities. The first lawsuit, captioned Felton v. Peregrine Semiconductor Corporation, et al., was filed on August 28, 2014 in the Superior Court for the State of California for the County of San Diego. The second lawsuit, captioned Moses v. Peregrine Semiconductor Corporation, et al., was filed on September 5, 2014 in the Court of Chancery of the State of Delaware. Six other cases were subsequently filed, two in the Superior Court for the State of California for the County of San Diego captioned Gordon v. Peregrine Semiconductor Corporation, et al., and Reynolds v. Peregrine Semiconductor Corporation, et al., and four in the Court of Chancery of the State of Delaware, captioned Grinberger v. Peregrine Semiconductor Corporation, et al., Hernandez v. John H. Allen, et al., Berg v. Peregrine Semiconductor Corporation, et al., and Yurik v. Peregrine Semiconductor Corporation, el al. In Delaware, the cases have been consolidated as In re Peregrine Semiconductor Corporation Shareholders Litigation, Consolidated, C.A. No. 10119-CB and an amended complaint has been filed. In California, an amended complaint was filed in the Fenton lawsuit and the parties have entered into a stipulation to consolidate the three cases as In re Peregrine Semiconductor Corporation Shareholder Litigation, Lead Case No. 37-2014-00029171-CU-BT-CTL. On September 11, 2014, the Company filed identical motions in the Superior Court for the State of California for the County of San Diego and in the Court of Chancery of the State of Delaware proposing that the State of California case be stayed or dismissed in favor of the Court of Chancery case, or in the alternative, that the Delaware case be stayed or dismissed in favor of the State of California case.
Each action asserts claims that our directors purportedly breached their fiduciary duties to our stockholders in connection with the proposed merger. Each action further claims that Murata Electronics North America, Inc. (and its related entities) aided and abetted those alleged breaches of fiduciary duty. Each of the plaintiffs in the respective action seeks equitable relief, including an injunction preventing consummation of the proposed merger, rescission in the event that the merger is consummated, and an award of attorneys’ and other fees and costs. In Delaware, the plaintiffs have filed a motion for preliminary injunction which is presently scheduled to be heard on November 13, 2014. The Company believes that the claims are without merit and intends to defend them vigorously.

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
On February 14, 2012, the Company filed a lawsuit which alleged the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). On July 22, 2014, the Company favorably settled all outstanding claims with RFMD and entered into a patent cross license agreement.
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

Peregrine Semiconductor Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

7. Income Taxes
The Company recorded an income tax benefit for the three months ended September 27, 2014 of $63 related to the current foreign taxes. For the nine months ended September 27, 2014, the Company recorded an income tax expense of $98 which consisted primarily of current foreign taxes and true-up of return to provision. The Company recorded income tax benefit of $95 and $7 for the three and nine months ended September 28, 2013, respectively. Income tax benefit for the three and nine month months ended September 28, 2013 consisted primarily of current foreign taxes.
8. Supply and Prepayment Agreement
In March 2012, the Company entered into a supply and prepayment agreement with Murata. The agreement was for an initial term of 18 months. Under the terms of the agreement, Murata paid the Company a total deposit of $13,000, which was included in customer deposits. As of December 28, 2013, the Company repaid $12,084 in deposits under the supply and prepayment agreement to Murata. During the nine months ended September 27, 2014, the Company made the final payment of $916 resulting in no remaining balance as of September 27, 2014.

During 2013, the Company received prepayments on purchases made by Macnica, which were applied against outstanding accounts receivable balances. There are no remaining prepayments as of September 27, 2014 as the agreement concluded on March 31, 2013 and the deposit was fully utilized in April of 2013.

During 2012, the Company paid $4,000 in deposits to suppliers to support production levels. During the nine months ended September 27, 2014, the Company received the final $245 in deposit repayments from suppliers resulting in no remaining balance as of September 27, 2014.

9. Restructuring

During December 2013 and January 2014, the Company approved a restructuring plan to reduce operating expenses. These actions included a consolidation of office locations and a reduction in employees across the Company’s operations. The restructuring was driven by long-term strategic and operational decisions.

The following table summarizes the restructuring activity and related accrual at September 27, 2014:

	Balance at December 28, 2013	Current Charges	Cash Payments/Utilization	Balance at September 27, 2014
Employee termination benefits	$418	$1,416	$(1,834)	$—
Lease and other contract termination costs	38	209	(247)	—
Loss on disposal of property and equipment	—	337	(337)	—
Total	$456	$1,962	$(2,418)	$—

During the nine months ended September 27, 2014, the Company recorded restructuring expense of $55 in cost of net revenues, $1,106 in research and development, and $801 in selling, general and administrative.

10. Merger Agreement

On August 22, 2014, the Company, Murata, and PJ Falcon Acquisition Company, Limited, a Delaware corporation and a wholly-owned subsidiary of Murata, entered into an Agreement and Plan of Merger. During the nine months ended September 27, 2014, the Company incurred transaction costs of $4,075 associated with the proposed business combination. The transaction costs are being expensed as incurred and are presented in the Condensed Consolidated Statement of Operations as Operating expense (selling, general and administrative). Certain fees are contingent on the transaction closing. Consummation of the business combination with Murata is subject to, among other things, the separate approvals of the Company's shareholders at a special meeting of shareholders on November 19, 2014 and regulatory approvals. The Company currently anticipates the Merger will be completed during the fourth quarter of fiscal year 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 28, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in our Annual Report on Form 10-K filed with the SEC on February 19, 2014 as amended by the Form 10-K/A filed with the SEC on September 10, 2014.
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
Recent Developments
Please see Note 1 “Organization and Summary of Significant Accounting Policies-Proposed Merger with Murata,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report for information about our proposed merger with Murata.
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

Our UltraCMOS technology combines the ability to achieve the high levels of performance of traditional specialty processes, with the fundamental benefits of standard complementary metal oxide semiconductor, or CMOS, the most widely used semiconductor process technology. UltraCMOS technology utilizes an insulating substrate to provide greatly reduced unwanted electrical interaction between the RFIC and the substrate (referred to as parasitic capacitance), which enables high signal isolation and excellent signal fidelity with low distortion over a broad frequency range (referred to as broadband linearity). These technical attributes result in RF devices with excellent high-frequency and power handling performance, as well as, reduced crosstalk between frequencies. In addition, increased broadband linearity enables faster data throughput and greater subscriber capacity over a wireless network, resulting in enhanced network efficiency. UltraCMOS technology also provides the benefits of standard CMOS, such as high levels of integration, low power consumption, reusable circuit libraries, widely available design tools and outsourced manufacturing capacity, and the ability to scale to smaller geometries. We own fundamental intellectual property, or IP, in UltraCMOS technology consisting of more than 190 U.S. and international issued and pending patents, and over 300 documented trade secrets covering basic circuit elements, RF circuit designs, manufacturing processes, and design know-how.
We leverage our extensive RF design expertise and systems knowledge to develop RFIC solutions that meet the stringent performance, integration, and reliability requirements of the rapidly evolving wireless markets. As of September 27, 2014, we offer a broad portfolio of more than 230 high performance RFICs including switches, digital attenuators, mixers / upconverters, prescalers, digitally tunable capacitors, or DTCs, and DC-DC converters, and we are currently developing power amplifiers, or PAs. During the year ended December 28, 2013, our products were sold to more than 1,600 module manufacturers, original equipment manufacturers, or OEMs, contract manufacturers, and other customers. We believe our RFICs are included in products sold by many of the leading mobile handset OEMs. Our net revenue was $43.1 million and $131.5 million for the three and nine months ended September 27, 2014, respectively and $60.0 million and $159.0 million for the three and nine months ended September 28, 2013, respectively. As of September 27, 2014, we had an accumulated deficit of $244.1 million.
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
Our net revenue has grown rapidly in previous years, but this growth has slowed and our net revenue decreased in fiscal 2014 compared to fiscal 2013. Our net revenue for the three and nine months ended September 27, 2014 decreased by 28% and 17%, compared to the corresponding periods in 2013. The principal driver of our net revenue growth has been the increased volume of sales of our products, which is attributable to the increasing breadth and diversity of our product offerings, the growing market demand of products we introduced in prior periods, and the expansion of our domestic and international sales efforts. More recently, our net revenue declined due to decreased volume from not winning the design in a new handset at one particular OEM. We also saw increased product diversity, resulting in an overall reduction in our average selling prices, and lower volumes shipped. Our customers generally do not enter into long-term contracts with us. Our commercial relationships with our customers vary from single small low volume purchases of our products through a distributor to large volume purchases of our products directly from us. Large volume customers typically provide longer term forecasts of their expected needs. These forecasts do not commit the customer to minimum purchases, and generally may be revised without penalty.
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
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year-to-year. Net revenue derived from our three largest direct customers as a percentage of our annual net revenue was 76% and 86% for the three months ended September 27, 2014 and September 28, 2013, respectively and 78% and 84% for the nine months ended September 27, 2014 and September 28, 2013, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of annual net revenue was 70% and 81% for the three months ended September 27, 2014 and September 28, 2013, respectively, and 70% for the nine months ended September 27, 2014 and September 28, 2013. While the composition of our top customers varies from year-to-year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. Our largest customers typically use our products in multiple systems or programs for different OEM end customers, each having differing product life cycles, end users, and market dynamics.
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

•	the change in the mix of customers.
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
Selling, General and Administrative. Selling, general and administrative expense includes personnel related costs, which include stock-based compensation expense, and sales commissions paid to our independent sales representatives, costs of advertising and corporate marketing promotions, travel costs, professional and consulting fees, litigation costs, transaction fees, legal fees, allocated facilities costs and other corporate expenses.
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
We completed a study to assess whether an ownership change has occurred since our formation through December 28, 2013. Based upon this study, we believe that several ownership changes have occurred. We have reduced our deferred tax assets related to the NOL and research tax credit carryovers that are anticipated to expire unused as a result of the ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. There were no significant transactions that would be expected to effect ownership changes from December 28, 2013 through our quarter ended September 27, 2014. Future ownership changes may further limit our ability to utilize our remaining tax attributes.
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

Results of Operations
Comparison of the three months ended September 27, 2014 and September 28, 2013
The following table sets forth our operating results for the three months ended September 27, 2014 and September 28, 2013.

	Three Months Ended
	September 27, 2014	% of Net revenue	September 28, 2013	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$43,123	100%	$60,002	100%	$(16,879)	(28)%
Cost of net revenue	26,031	60	34,749	58	(8,718)	(25)
Gross profit	17,092	40	25,253	42	(8,161)	(32)
Operating expense:
Research and development	9,251	21	10,777	18	(1,526)	(14)
Selling, general and administrative	11,092	26	10,210	17	882	9
Total operating expense	20,343	47	20,987	35	(644)	(3)
Income (loss) from operations	(3,251)	(7)	4,266	7	(7,517)	*
Interest income (expense), net	54	—	(27)	—	81	*
Other income (expense), net	(14)	—	99	—	(113)	*
Income (loss) before income taxes	(3,211)	(7)	4,338	7	(7,549)	*
Income tax benefit	(63)	—	(95)	—	32	*
Net income (loss)	$(3,148)	(7)%	$4,433	7%	$(7,581)	*
* Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, phase-locked loops (PLL), mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and space and military markets. Net revenue consists of product and other net revenue. For the three months ended September 27, 2014, our product net revenue decreased by $17.0 million, or 28%, from $59.9 million to $42.9 million compared to the same quarter in fiscal 2013. Product net revenue from switches used in handset antenna applications decreased $18.2 million compared to the same quarter in fiscal 2013, as volumes sold to one of our customers (Murata), who incorporates our products into its modules which are then sold to handset OEMs, decreased. This decrease in volume resulted mainly from not winning the design in a new handset at one particular OEM. The decrease in product net revenue was partially offset by higher shipments of digital attenuators used in wireless infrastructure and test and measurement markets of $1.2 million. Other changes in net revenue from the same period in prior year were due to various fluctuations within other product families.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Three Months Ended
	September 27, 2014		September 28, 2013
	(in thousands)
Japan	$27,159	63%	$45,641	76%
United States	8,527	20	8,097	13
All other	7,437	17	6,264	11
	$43,123	100%	$60,002	100%

Cost of Net Revenue and Gross Profit
Cost of net revenue for the three months ended September 27, 2014 decreased by $8.7 million compared to the same quarter in fiscal 2013, primarily due to our lower volumes shipped. Gross margin for the three months ended September 27, 2014 decreased to 40% from 42% compared to the same quarter in fiscal 2013. The gross margin reduction of 2% was due primarily to more lower margin RF antenna switch products sold and overall product mix.
Research and Development
Research and development expense for the three months ended September 27, 2014 decreased by $1.5 million compared to the same quarter in fiscal 2013. The decrease was in part due to decreased compensation expense as a result of lower headcount due to our corporate restructuring during the first half of fiscal 2014.
Selling, General and Administrative
Selling, general and administrative expense for the three months ended September 27, 2014 increased by $0.9 million compared to the same quarter in fiscal 2013 and was mainly due to increased professional fees of $1.5 million related to litigation, our export compliance investigations, and other professional fees associated with the proposed merger with Murata. These increases were partially offset by reductions in compensation and related costs of $0.5 million due to a reduction in headcount and training and recruiting expenses of $0.1 million.
Other Income (Expense)
Interest income (expense), net for the three months ended September 27, 2014 decreased by $0.1 million for the same quarter in fiscal 2013. This decrease was primarily due to repayment of deposits received under the Murata agreement from $1.0 million as of September 28, 2013 to $0 million as of September 27, 2014.
Other income (expense), net consists primarily of realized foreign exchange gains and losses. Other expense, net for the three months ended September 27, 2014 decreased $(0.1) million compared to the same quarter in fiscal 2013, primarily due to higher realized foreign exchange gains.

Results of Operations
Comparison of the nine months ended September 27, 2014 and September 28, 2013
The following table sets forth our operating results for the nine months ended September 27, 2014 and September 28, 2013.

	Nine Months Ended
	September 27, 2014	% of Net revenue	September 28, 2013	% of Net revenue	Change amount	Change %
	(in thousands)
Net revenue	$131,500	100%	$158,992	100%	$(27,492)	(17)%
Cost of net revenue	81,593	62	93,203	59	(11,610)	(12)
Gross profit	49,907	38	65,789	41	(15,882)	(24)
Operating expense:
Research and development	29,730	22	31,417	19	(1,687)	(5)
Selling, general and administrative	39,355	30	31,487	20	7,868	25
Total operating expense	69,085	53	62,904	39	6,181	10
Income (loss) from operations	(19,178)	(15)	2,885	2	(22,063)	*
Interest income (expense), net	123	—	(165)	—	288	*
Other income, net	48	—	50	—	(2)	*
Income (loss) before income taxes	(19,007)	(15)	2,770	2	(21,777)	*
Income tax expense (benefit)	98	—	(7)	—	105	*
Net income (loss)	$(19,105)	(15)%	$2,777	2%	$(21,882)	*
* Not meaningful
Net Revenue
A significant portion of our net revenue results from the sale of our antenna and broadband switches used in mobile wireless device, wireless infrastructure, broadband, industrial and other markets. The remainder of our product sales being derived from digital attenuators, phase-locked loops (PLL), mixers / upconverters, and prescalers used in broadband, industrial, wireless infrastructure, test and measurement equipment, and space and military markets. Net revenue consists of product and other net revenue. For the nine months ended September 27, 2014, our product net revenue decreased by $28.1 million, or 18%, from $158.7 million to $130.6 million compared to the same period in fiscal 2013. Product net revenue from switches used in handset antenna applications decreased $28.6 million compared to the same period in fiscal 2013, as volumes sold to one of our customer (Murata), who incorporates our products into its modules which are then sold to handset OEMs, decreased. This decrease in volume resulted mainly from not winning the design in a new handset at one particular OEM. In addition, product net revenue decreased by $1.4 million due to a reduction in PLLs sold into our space and commercial satellite market, partially offset by an increase of $1.6 million in product revenues from digital attenuators used in the wireless infrastructure and test and measurement markets. Other changes in net revenue from the same period in the prior year were due to various fluctuations within other product families.
We market and sell our products worldwide. We attribute net revenue to the geographic region where the customer, or its business unit that makes the purchase, is based. Our net revenue by geographic region for the periods indicated was as follows:

	Nine Months Ended
	September 27, 2014		September 28, 2013
	(in thousands)
Japan	$84,999	65%	$113,014	71%
United States	25,824	20	25,956	16
All other	20,677	15	20,022	13
	$131,500	100%	$158,992	100%

Cost of Net Revenue and Gross Profit
Cost of net revenue for the nine months ended September 27, 2014 decreased by $11.6 million compared to the same quarter in fiscal 2013, primarily due to our lower volumes shipped. Gross margin for the nine months ended September 27, 2014 decreased to 38% from 41% compared to the same quarter in fiscal 2013. The gross margin reduction of 3% was due primarily to more lower margin RF antenna switch products sold, overall product mix, and reductions in the carrying value of certain inventories. During the nine months ended September 27, 2014, our product costs were negatively impacted by $3.7 million in write-downs of inventory, mainly due to changes in customer forecasted demand from one of our distributors, as well as additional reductions to carrying value of inventories necessary to answer competitive pricing pressures for certain products.
Restructuring
During December 2013 and January 2014, we approved a restructuring plan. The plan consisted of a reduction in force of approximately 60 employees and a consolidation of office locations, which was completed in the second quarter of fiscal 2014. During the nine months ended September 27, 2014, we recorded restructuring expense of $2.0 million.
Research and Development
Research and development expense for the nine months ended September 27, 2014 decreased by $1.7 million compared to the same quarter in fiscal 2013. The decrease was in part due to decreased compensation expense as a result of lower headcount due to our corporate restructuring during the first half of fiscal 2014. This decrease in compensation more than offset the $1.1 million costs associated with our corporate restructuring.
Selling, General and Administrative
Selling, general and administrative expense for the nine months ended September 27, 2014 increased by $7.9 million compared to the same quarter in fiscal 2013 and was mainly due to increased professional fees of $8.6 million. These fees include transaction costs of $4.1 million associated with the proposed merger with Murata, litigation expense and costs associated with our export compliance investigations. In addition to the increases in professional fees, selling, general and administrative expenses also increased by $0.8 million associated with our corporate restructuring. These increases were partially offset by reductions in compensation costs of $0.8 million due to a reduction in headcount and decreases in travel, training, and recruiting expenses of $0.5 million.
Other Income (Expense)
Interest income (expense), net for the nine months ended September 27, 2014 decreased by $0.3 million for the same quarter in fiscal 2013. This decrease was primarily due to repayment of deposits received under the Murata agreement from $1.0 million as of September 28, 2013 to $0 million as of September 27, 2014.
Other income (expense), net consists primarily of realized foreign exchange gains and losses. Other expense, net for the nine months ended September 27, 2014 decreased $0.0 million compared to the same quarter in fiscal 2013, primarily due to higher realized foreign exchange gains.
Liquidity and Capital Resources
Our principal source of liquidity as of September 27, 2014 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities of $77.0 million compared to $63.2 million as of December 28, 2013. We continue to focus on monitoring our cash usage, controlling operating expense growth, and satisfying liquidity requirements. As of September 27, 2014, we have an accumulated deficit of $244.1 million. We believe our cash, cash equivalents, and marketable securities together with our access to existing debt facility will be sufficient to meet our liquidity requirements for the foreseeable future. Our future growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt or equity financing to fulfill our obligations as they become due.
The cash component of our liquidity and capital resources increased by $1.8 million in the nine months to September 27, 2014, from $16.2 million to $18.0 million. Our short and long term investments increased by $12.0 million for the same period.
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
Below is a summary of our cash flows used in operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$13,656	$(18,342)
Net cash used in investing activities	(14,391)	(2,249)
Net cash provided by (used in) financing activities	2,590	(6,294)
Effect of exchange rates on cash and cash equivalents	(63)	(15)
Net increase (decrease) in cash and cash equivalents	$1,792	$(26,900)
Net cash provided by operating activities was $13.7 million during the nine months ended September 27, 2014, as a result of lower operating assets and liabilities of $20.7 million, which was partially offset by our net loss of $19.1 million less non-cash items of the net loss of $12.0 million. Non-cash adjustments to our net loss mainly consisted of stock-based compensation of $5.8 million, depreciation and amortization of $5.5 million, and loss on disposal of assets of $0.5 million. The net increase in operating assets and liabilities was primarily attributable to decreases in inventory of $18.6 million, increases in deferred revenue of $4.9 million, and decreases in accounts receivable of $2.6 million. These increases in operating assets and liabilities were partially offset by decreases in accounts payable and accrued liabilities of $2.9 million and increases in prepaid and other current assets of $2.6 million. During the nine months ended September 27, 2014, inventory decreased primarily as a result of consuming previously purchased raw materials, lower levels of inventory staged in our supply chain, and reduced levels of finished goods. Deferred revenue increased due to our North American and Asian distributors who carried higher finished goods inventory balances. Accounts receivable increased as we began selling directly to Murata, which has longer payment terms than our Asian distributor.
Net cash used in investing activities during the nine months ended September 27, 2014 consisted primarily of maturities of marketable securities, net of purchases, which used $12.3 million; increased purchases of property and equipment of $2.5 million, which was partially offset by proceeds from sale of equipment of $0.5 million. The majority of our capital expenditures for the nine months ended September 27, 2014 related to new testing machinery and equipment.
Net cash provided by financing activities amounted to $2.6 million during the nine months ended September 27, 2014, as proceeds from the exercise of stock options was partially offset by $0.9 million paid to Murata under a customer deposit financing arrangement and payments related to net share settlement of equity awards of $0.3 million.
As of September 27, 2014, there was no outstanding balance under the bank line of credit and note payable and there was $16.9 million available. The agreement contains certain financial covenants, including covenants relating to our required liquidity ratio and minimum tangible net worth. As of September 27, 2014, we were in compliance with our financial covenants and had no outstanding borrowings.
Contractual Obligations, Commitments, and Contingencies
In March 2012, we entered into a supply and prepayment agreement with Murata. The agreement was for an initial term of 18 months. Under the terms of the agreement, Murata paid us a total deposit of $13.0 million, which was included in customer deposits. During the year ended December 28, 2013, we repaid $12.1 million to Murata, resulting in a remaining customer deposit of $0.9 million. During the three months ended June 28, 2014, we made the final payment of $0.9 million, resulting in no remaining balance as of September 27, 2014.
During 2012, we paid $4.0 million in deposits to suppliers to support production levels, which are included in prepaids and other assets. During the nine months ended September 27, 2014, these supplier deposits decreased as we received the remaining repayments from suppliers of $0.2 million, resulting in no remaining balance as of September 27, 2014.

Contingencies
Following announcement of the merger on August 22, 2014, eight purported Peregrine stockholders have filed putative class action lawsuits that name as defendants us, our directors, Murata Electronics North America and Murata related entities. The first lawsuit, captioned Felton v. Peregrine Semiconductor Corporation, et al., was filed on August 28, 2014 in the Superior Court for the State of California for the County of San Diego. The second lawsuit, captioned Moses v. Peregrine Semiconductor Corporation, et al., was filed on September 5, 2014 in the Court of Chancery of the State of Delaware. Six other cases were subsequently filed, two in the Superior Court for the State of California for the County of San Diego captioned Gordon v. Peregrine Semiconductor Corporation, et al., and Reynolds v. Peregrine Semiconductor Corporation, et al., and four in the Court of Chancery of the State of Delaware, captioned Grinberger v. Peregrine Semiconductor Corporation, et al., Hernandez v. John H. Allen, et al., Berg v. Peregrine Semiconductor Corporation, et al., and Yurik v. Peregrine Semiconductor Corporation, et al. In Delaware, the cases have been consolidated as In re Peregrine Semiconductor Corporation Shareholders Litigation, Consolidated, C.A. No. 10119-CB and an amended complaint has been filed. In California, an amended complaint was filed in the Fenton lawsuit and the parties have entered into a stipulation to consolidate the three cases as In re Peregrine Semiconductor Corp. Shareholder Litigation, Lead Case No. 37-2014-00029171-CU-BT-CTL. On September 11, 2014, the Company filed identical motions in the Superior Court for the State of California for the County of San Diego and in the Court of Chancery of the State of Delaware proposing that the State of California case be stayed or dismissed in favor of the Court of Chancery case, or if the alternative, that the Delaware case be stayed or dismissed in favor of the State of California case.
Each action asserts claims that our directors purportedly breached their fiduciary duties to our stockholders in connection with the proposed merger. Each action further claims that Murata Electronics North America, Inc. (and its related entities) aided and abetted those alleged breaches of fiduciary duty. Each of the plaintiffs in the respective action seeks equitable relief, including an injunction preventing consummation of the proposed merger, rescission in the event that the merger is consummated, and an award of attorneys’ and other fees and costs. In Delaware, the plaintiffs have filed a motion for preliminary injunction which is presently scheduled to be heard on November 13, 2014. We believe that the claims are without merit and intend to defend them vigorously.
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
On February 14, 2012, the Company filed a lawsuit which alleged the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). On July 22, 2014, the Company favorably settled all outstanding claims with RFMD and entered into a patent cross license agreement.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2014, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level for the reasons specified in the Explanatory Note to the quarterly report on Form 10-Q/A for the second quarter of 2014 filed on September 10, 2014, which is hereby incorporated by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to the Merger with Murata
The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our future business and stock price.
The consummation of the Merger is subject to certain conditions, including: (i) the approval and adoption of the Merger Agreement by holders of a majority of the shares of Common Stock of the Company, (ii) the continuing accuracy of the Company’s and Parent’s and Purchaser’s respective representations and warranties, (iii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), as well as any similar filings that need to be made in foreign jurisdictions, (iv) approval by the Committee on Foreign Investment in the United States under the Exon-Florio Act, (v) notice to the U.S. State Department, Directorate for Defense Trade Controls (DTCC), under the International Traffic in Arms Regulations and (vi) other customary conditions. The Merger Agreement does not contain a financing condition. Although certain of these closing conditions have been satisfied (as described in Note 1 “Organization and Summary of Significant Accounting Policies-Proposed Merger with Murata,” to the unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report), we cannot predict whether and when all of these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or delayed for any other reason, our business may be harmed because:

•	management's and our employees' attention may be diverted from our day-to-day business because matters related to the proposed Merger may require substantial commitments of their time and resources;

•	we may lose key employees

•
our relationships with customers, partners and suppliers may be harmed as a result of the Merger as well as uncertainties with regard to the combined company’s plans with respect to our products, employees and business; and

•	under some circumstances, we may have to pay a termination fee to Murata in the amount of $14.0 million.
Our stock price may also fluctuate significantly based on announcements by Murata and other third-parties or us regarding the proposed Merger, or based on market perceptions of the likelihood of us obtaining stockholder approval of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. In addition, if the Merger Agreement is terminated our stock price could decline significantly.
Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock if the Merger does not close. Refer to the "Forward-Looking Information" section of the Definitive Proxy filed with the SEC on October 16, 2014 for additional risks associated with the Merger.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests or our stockholders generally. Our Board of Directors was aware of these interests at the time it approved the Merger and the transactions contemplated by the Merger Agreement. These interests may cause our directors and executive officers to view the Merger proposal differently and more favorably than our shareholders may view it.

Class action lawsuits have been filed against us and our directors challenging the Merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs or both.
Following announcement of the Merger on August 22, 2014, eight purported Peregrine stockholders have filed putative class action lawsuits that name as defendants us, our directors, Murata Electronics North America and Murata related entities. The first lawsuit, captioned Felton v. Peregrine Semiconductor Corporation, et al., was filed on August 28, 2014 in the Superior Court for the State of California for the County of San Diego. The second lawsuit, captioned Moses v. Peregrine Semiconductor Corporation, el al., was filed on September 5, 2014 in the Court of Chancery of the State of Delaware. Six other cases were subsequently filed, two in the Superior Court for the State of California for the County of San Diego captioned Gordon v. Peregrine Semiconductor Corporation, et al., and Reynolds v. Peregrine Semiconductor Corporation, et al., and four in the Court of Chancery of the State of Delaware, captioned Grinberger v. Peregrine Semiconductor Corporation, et al., Hernandez v. John H. Allen, et al., Berg v. Peregrine Semiconductor Corporation, et al., and Yurik v. Peregrine Semiconductor Corporation, et al. In Delaware, the cases have been consolidated as In re Peregrine Semiconductor Corporation Shareholders Litigation, Consolidated, C.A. No. 10119-CB and an amended complaint has been filed. In California, an amended complaint was filed in the Fenton lawsuit and the parties have entered into a stipulation to consolidate the three cases as In re Peregrine Semiconductor Corp. Shareholder Litigation, Lead Case No. 37-2014-00029171-CU-BT-CTL. On September 11, 2014, the Company filed identical motions in the Superior Court for the State of California for the County of San Diego and in the Court of Chancery of the State of Delaware proposing that the State of California case be stayed or dismissed in favor of the Court of Chancery case, or in the alternative, that the Delaware case be stayed or dismissed in favor of the State of California case.

Each action asserts claims that our directors purportedly breached their fiduciary duties to our stockholders in connection with the proposed Merger. Each action further claims that Murata Electronics North America, Inc. (and its related entities) aided and abetted those alleged breaches of fiduciary duty. Each of the plaintiffs in the respective action seeks equitable relief, including an injunction preventing consummation of the proposed Merger, rescission in the event that the Merger is consummated, and an award of attorneys’ and other fees and costs. In Delaware, the plaintiffs have filed a motion for preliminary injunction which is presently scheduled to be heard on November 13, 2014. We have obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to the lawsuits. We believe that the claims are without merit and intend to defend them vigorously. However, there can be no assurance that the defendants will be successful in their defense. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs to us or both.
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

•
general economic conditions in our domestic and foreign markets.Due to these and other factors, quarter-to-quarter comparisons of our historical operating results should not be relied upon as accurate indicators of our future performance.

If module manufacturers or OEMs do not design our RFICs into their product offerings, or if such module manufacturers’ or OEMs’ product offerings are not commercially successful, we would have difficulty selling our RFICs and our business could be adversely affected.
Our products are sold directly and through our distributors and contract manufacturers to module manufacturers who include one or more of our RFICs in the products they supply to OEMs, and to OEMs who include our RFICs in their products. Our RFICs are generally incorporated into the module manufacturers’ and OEMs’ products at the design stage. As a result, we rely on module manufacturers and OEMs to design our RFICs into the products they sell. Without these design wins or reductions of our RFICs incorporated into module manufacturers’ and OEMs’ products, our business could be materially and adversely affected. We often incur significant expenditures on the development of a new RFIC without any assurance that a module manufacturer or OEM will select our RFIC for design into its own product. Once a module manufacturer or OEM designs a competitor’s semiconductor into its product offering, it becomes significantly more difficult for us to sell our RFICs directly or indirectly to that module manufacturer or OEM because changing suppliers involves significant cost, time, effort, and risk for the module manufacturer or OEM. Furthermore, even if a module manufacturer or OEM designs one or more of our RFICs into its product offering, we cannot be assured that its product will be commercially successful and that we will receive any net revenue from that product. If the module manufacturers’ or OEMs’ products incorporating our RFICs fail to meet the demands of their customers or otherwise fail to achieve market acceptance, we will be unable to achieve broad adoption of our UltraCMOS technology. As a result, our net revenue and business would be adversely affected. For example, during the third quarter of fiscal 2014, our product net revenue decreased by $17.0 million, or 28%, compared to the third quarter of fiscal 2013 due to a particular OEM not designing us into a new product release.
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
Over our history, we have experienced periods of relatively flat period-over-period growth, as well as periods of more rapid growth. From 2009 through 2013, our annual net revenue has increased at a CAGR of 30%. Our net revenue in the year ended December 29, 2012 increased by 89% over the corresponding period in 2011. However, our net revenue for the three and nine months ended September 27, 2014 decreased by 28% and 17%, respectively, compared to the corresponding periods in 2013. We believe that in planning our growth, it is prudent to take into account the cyclical nature of some of the end markets that we serve, as well as the longer term historical patterns in the development of our business. Although we base our planned operating expenses in large part on our expectations of future net revenue, a substantial portion of our expenses is relatively fixed, and cannot immediately be eliminated if our net revenue falls short of our expectations. Thus, if the rate in growth of our net revenue in any quarter is substantially less than we had anticipated, we may be unable to reduce our operating expenses commensurately in that quarter, which could negatively affect our results of operations for that quarter. For instance, for the quarter ended September 27, 2014, our net revenue decreased to $43.1 million from $47.1 million for the quarter ended June 28, 2014. In addition, we experienced net losses of $3.1 million, $10.0 million, $6.8 million, $0.4 million and $1.2 million for the quarters ended September 27, 2014, March 29, 2014, December 28, 2013, June 29, 2013, and March 30, 2013, respectively, compared to net income of $5.6 million and $4.4 million for the quarters ended December 29, 2012 and September 28, 2013, respectively.
We rely on a small number of customers for a significant percentage of our net revenue, and the loss of, or a reduction in, orders from these customers could result in a significant decline in net revenue.
Although we have shipped our products to a large number of customers, we have historically depended on a small number of customers for a significant percentage of our annual net revenue. The composition of this group can change from year to year. Net revenue derived from our three largest direct customers as a percentage of our net revenue was 76% and 86%

for the three months ended September 27, 2014 and September 28, 2013, respectively and 78% and 84% for the nine months ended September 27, 2014 and September 28, 2013, respectively. Included in these percentages for our three largest direct customers are sales to two of our distributors. Based on records from our distributors of shipments to their customers, net revenue derived from our three largest end customers as a percentage of net revenue was 70% and 81% for the three months ended September 27, 2014 and September 28, 2013, respectively, and 70% for the nine months ended September 27, 2014 and September 28, 2013. Sales through our distributor Macnica to module manufacturer Murata represented 35% and 76% for the three months ended September 27, 2014 and September 28, 2013, respectively and 39% and 71% of our net revenue for the nine months ended September 27, 2014 and September 28, 2013, respectively, and we believe substantially all of the products sold by Murata are to a limited number of mobile handset manufacturers. In addition, sales to Murata represented 28% of our net revenue for the three months ended September 27, 2014 and 25% for the nine months ended September 27, 2014, as we began to sell directly to Murata. Any decrease in mobile handset sales by such manufacturers could have a material negative impact on our business, financial condition and results of operations. While the composition of our top customers varies from year to year, we expect that shipments to a limited number of customers will continue to account for a significant percentage of our net revenue for the foreseeable future. As a result of our customer concentration, our financial performance may fluctuate significantly from period to period based on the device release cycles and seasonal sales patterns of the mobile handset manufacturers and the success of their products.
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

Our products have a wide range of gross margins, and our overall gross margin in any period is highly dependent on the percentage of our net revenue attributable to higher or lower margin products in that period. The product mix that module manufacturers, OEMs, distributors, and contract manufacturers will require varies greatly from period-to-period and is difficult for us to predict, and a shift in product mix in any given period to a greater percentage of lower margin products would adversely affect our gross margins and operating results. For example, for the three month period ended December 25, 2010 our gross margin was 48% compared to the three month period ended September 24, 2011 in which our gross margin was 27%. As a result of changes in product mix, our operating results will vary from period-to-period and could be adversely affected. For the quarter ended September 27, 2014 our gross margin was 40%.
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
As of September 27, 2014, we had an accumulated deficit of $244.1 million, and we generated a net loss of $(19.1) million for the nine months ended September 27, 2014. We expect to continue to make significant expenditures related to the development of our business. These include expenditures to hire additional personnel related to the sales, marketing, and development of our products, and to maintain and expand our research and development facilities. We may not have sufficient net revenue growth to offset increased expenses or to achieve or maintain profitability in future periods.

The lead time to produce our product is generally longer than the end-customer’s commitment time; therefore, our sales and operating results in any quarter are difficult to forecast.

We base our production volume on our lead time and forecasts from our customers. Because our typical lead time is longer than customer's commitments, they may cancel or reschedule certain orders after we have begun production. Therefore, cancellations, reductions, or delays of orders from any significant customer could have a material adverse effect on our business, financial condition, and results of operations. For instance, during the third quarter of fiscal 2014 we wrote off $1.0 million of excess inventory.
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
In addition, we may face competition because of the potential risks customers associate with purchasing products from sole sources. Because our products are manufactured using a proprietary technology, customers may be reluctant to purchase some our products because they may view us as a sole source supplier for certain of their component parts. Customers generally prefer to incorporate components into their products that can be sourced from multiple suppliers
Our failure to comply with U.S. laws and regulations relating to the export and import of goods, technology, and software could subject us to penalties and other sanctions and restrict our ability to sell and develop our products.
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

Our production cycle times could be longer than our customer commit time. The cycle time to build inventory may pose a risk of inventory exposure to changing market demand and result in higher inventory levels and cash consumption. For instance, building inventory quickly enough in times of high demand may not be feasible and we may damage our relationships with parties that use or distribute our products. Similarly, in times of falling demand we may hold inventory in excess of forecasts or inventory that is obsolete which could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results, and financial condition. For instance, during the first nine months of fiscal 2014 we incurred a net $3.7 million of costs in relation to excess inventory and lower of cost or market valuation.
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
We do not own or operate any fabrication facilities and instead outsource fabrication of our products to independent foundries. LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor, and Global Foundries manufactured 100% of the wafers used in our products for the three and nine months ended September 27, 2014 and September 28, 2013.
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
A significant portion of our net revenue is derived from a limited number of distributors, in particular, Macnica and Richardson. Our distributor sales to Macnica are primarily flow-through sales to Murata, since the vast majority of the sales of our products by Macnica are to Murata. For the three months ended September 27, 2014 approximately 35% and 13% of our net revenue was derived from Macnica and Richardson, respectively, and for the nine months ended September 27, 2014, Macnica and Richardson accounted for approximately 39% and 14% of our net revenue, respectively. The decrease in Macnica sales was due to selling directly to Murata beginning in the quarter ended March 29, 2014. We anticipate that we will continue to be dependent upon a limited number of distributors, including a limited number of end customers purchasing from Macnica, for a significant portion of our net revenue in the foreseeable future. The portion of our net revenue attributable to certain distributors may also fluctuate in the future since we are unable to predict the extent to which these distributors will be successful in marketing and selling our products. Furthermore, termination of a relationship with a major distributor, either by us or by the distributor, could result in a temporary or permanent loss of net revenue. We may not be successful in finding suitable alternative distributors on satisfactory terms, or at all, and this could adversely affect our ability to sell in certain geographical locations or to certain end customers. Additionally, if we terminate our relationship with a major distributor, we may be obligated to repurchase unsold products, which could be difficult or impossible to sell to other end customers. Furthermore, distributors we do business with may face issues obtaining credit, which could impair their ability to make timely payments to us.
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
The percentage of our net revenue attributable to customers based outside North America was 80% and 87% for the three months ended September 27, 2014 and September 28, 2013, respectively, and 80% and 84% for the nine months ended September 27, 2014 and September 28, 2013. We expect that net revenue derived from customers outside North America will continue to account for a significant portion of our net revenue. Currently, we maintain international sales offices in Europe and Asia, and we rely on a network of third-party sales representatives and distributors to sell our products internationally. Moreover, we have in the past relied on, and expect to continue to rely on, suppliers, manufacturers, and subcontractors located in countries other than the United States, including Australia, Japan and South Korea. For example, we have agreements with LAPIS Semiconductor, MagnaChip Semiconductor, Silanna Semiconductor, and Global Foundries, Inc. concerning the fabrication of certain of our semiconductor products. The LAPIS Semiconductor fabrication facility is located in Miyazaki, Japan, the MagnaChip Semiconductor fabrication facility is located in Cheongju, South Korea, and Global Foundries, Inc. in Singapore. We also have an agreement with Silanna Semiconductor concerning the fabrication of certain of our semiconductor products at Silanna Semiconductor’s fabrication facility in Sydney, Australia. Accordingly, we are subject to several risks and challenges related to our international sales and operations, any of which could adversely affect our financial results. These risks and challenges include those described in this Part I, Item 1A, as well as:

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
Developing our products is expensive, and our investment in product development may involve a long payback cycle. In the three-month periods ended September 27, 2014 and September 28, 2013, our research and development expenses were $9.3 million, or approximately 21% of our total net revenue and $10.8 million, or approximately 18% of our total net revenue, respectively. In the nine-month period ended September 27, 2014 and September 28, 2013, our research and development expenses were $29.7 million, or approximately 23% of our total net revenue, and $31.4 million, or approximately 20% of our total net revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. In addition, having the majority of research and development in the United States creates a cost disadvantage as compared to our competitors who may obtain significantly lower personnel and other costs by locating their research and development operations outside the United States.
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
A number of our facilities and those of our third-party fabrication facilities are located in areas with above average seismic activity. Our primary facility and headquarters are located in San Diego, California, and we have an office in Tokyo, Japan for marketing and sales. We could suffer significant business disruption due to earthquakes, and the risk of an earthquake in Southern California or the Pacific Rim region is significant due to the proximity of major earthquake fault lines. We are not currently covered by insurance against business disruption caused by earthquakes. Furthermore, if our third-party fabrication facilities operated by LAPIS Semiconductor in Miyazaki, Japan, MagnaChip Semiconductor in Cheongju, South Korea, Global Foundries, Inc. in Singapore, or Silanna Semiconductor in Sydney, Australia were to experience any problems or downtime, including those caused by fire, earthquake, floods, or other natural disasters, we would be unable to meet our production targets and our business would be adversely affected. For example, although the LAPIS Semiconductor manufacturing facility was not directly impacted by the massive earthquake and tsunami that hit northeastern Japan on March 11, 2011, LAPIS Semiconductor or our other suppliers or customers located in Japan could have experienced serious production delays in the aftermath of the disaster resulting from supply disruptions, transportation difficulties in Japan, rationing of electricity, or other reasons. In addition, if any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. There is no assurance that we would be able to secure replacement wafer production capacity on a timely basis or at all, or that if available, it could be obtained on favorable terms. In addition, our servers are vulnerable to computer viruses, break-

ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our business or the respective businesses of the module manufacturers, OEMs, distributors, and contract manufacturers, who purchase or sell our products, or the economy as a whole. To the extent that such disruptions result in delays or cancellations of orders by the module manufacturers, OEMs, distributors, or contract manufacturers or delays the deployment of our products, our business, results of operations, and financial condition could be adversely affected.
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

On February 14, 2012, the Company filed a lawsuit which alleged the infringement of five of the Company’s patents relating to RFICs and switching technology by RF Micro Devices, Inc. (RFMD). On July 22, 2014, the Company favorably settled all outstanding claims with RFMD and entered into a patent cross license agreement.
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
We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We had more than 190 U.S. and international patents issued or pending as of September 27, 2014 and have emphasized patents as a source of significant competitive advantage. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in certain foreign countries in which the laws may not protect our intellectual property rights to the same extent as they do in the United States. We have not conducted an exhaustive search of existing patent rights; however, we are not aware of any patent rights or other intellectual property held by others that could impact our ability to operate. With respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented, or invalidated. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks, and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
As of September 27, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 15% of our outstanding common stock. As a result, these stockholders, if acting together, are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third-party from acquiring control over us.
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
Our principal source of liquidity as of September 27, 2014 consisted of our cash, cash equivalents, and both short-term and long-term marketable securities of $77.0 million. However, we may require additional capital from equity or debt financing in the future to fund our operations, respond to competitive pressures, or strategic opportunities. Our continued growth is dependent upon increasing revenues and managing working capital to a level that is adequate to support our increased cost structure or obtaining adequate debt financing to fulfill our obligations as they become due. If we are unable to successfully manage our working capital and require additional financing, we may not be able to secure timely additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. In addition, the terms of any new debt financing may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to incur interest expense. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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
10.31
Agreement and Plan of Merger by and among Murata Electronics North America, Inc., PJ Falcon Acquisition Company, Limited and Peregrine Semiconductor Corporation dated as of August 22, 2014 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 22, 2014)

10.32	Guarantee of Parent and Merger Sub Obligations under the Agreement (incorporated by reference to Exhibit 2.2 of the Form 8-K filed on August 22, 2014)
10.33	Release Agreement, dated September 19, 2014, between Carl Burrow and Peregrine Semiconductor Corporation (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 23, 2014)
10.34
Consulting Agreement, effective as of October 6, 2014, between Carl Burrow and Peregrine Semiconductor Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 23, 2014)

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

PEREGRINE SEMICONDUCTOR CORPORATION

Date: November 3, 2014	By:	/s/ James S. Cable
James S. Cable
Chief Executive Officer, President, and Chairman
(Principal Executive Officer)

Date: November 3, 2014	By:	/s/ Jay Biskupski
Jay Biskupski
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.31
Agreement and Plan of Merger by and among Murata Electronics North America, Inc., PJ Falcon Acquisition Company, Limited and Peregrine Semiconductor Corporation dated as of August 22, 2014 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 22, 2014)

10.32	Guarantee of Parent and Merger Sub Obligations under the Agreement (incorporated by reference to Exhibit 2.2 of the Form 8-K filed on August 22, 2014)
10.33	Release Agreement, dated September 19, 2014, between Carl Burrow and Peregrine Semiconductor Corporation (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 23, 2014)
10.34
Consulting Agreement, effective as of October 6, 2014, between Carl Burrow and Peregrine Semiconductor Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 23, 2014)

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